Form 10-KT
period 2010-12-31
ADPT Corp
filed 2011-03-03
CIK 709804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from April 1, 2010 to December 31, 2010

Commission File Number 000-15071

ADPT Corporation

(Exact name of Registrant as Specified in its Charter)

Delaware	94-2748530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

691 S. Milpitas Blvd., Suite 208

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

    (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $207,411,682 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 25, 2011, the Registrant had 108,822,141 shares of common stock outstanding, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the transition fiscal year covered by this Transition Report on Form 10-K for its Annual Meeting of Stockholders to be held in 2011 is incorporated by reference in Part III of this Transition Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy our capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investment opportunities; the ability to monetize our remaining assets including our building and patent portfolio; the inability to realize the benefits of our net operating losses; the possibility of being deemed an investment company under the Investment Company Act of 1940, as amended, which may make it difficult for us to complete future business combinations or acquisitions; the potential need to record additional impairment charges for long-lived assets or marketable securities based on current market conditions; the amount by which we expect to reduce our annual operating expenses due to the Transition Period (as defined below) restructuring plan; the ability to reduce our operating costs; general economic conditions and our expected liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date of this Transition Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section in Part I, Item 1A of this Transition Report on Form 10-K and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

PART I

Item 1. Business

Change in Fiscal Year End

On December 7, 2010, our Board of Directors approved the change in our fiscal year end from March 31 to December 31. As a result of this change, this Annual Report on Form 10-K is a transition report and includes financial information for the nine-month transition period from April 1, 2010 to December 31, 2010, or Transition Period. References in this Transition Report on Form 10-K to fiscal year 2010 or fiscal 2010 refer to the period of April 1, 2009 through March 31, 2010 and references to fiscal year 2009 or fiscal 2009 refer to the period of April 1, 2008 through March 31, 2009. Subsequent to this Transition Report on Form 10-K, our reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.

General Information

We were incorporated in 1981 in California under the name Adaptec, Inc., or Adaptec, and completed our initial public offering in 1986. In March 1998, we reincorporated in Delaware. On June 22, 2010 we changed our name to ADPT Corporation, or ADPT, through a merger of ADPT, a wholly-owned subsidiary of Adaptec, Inc., into Adaptec, Inc. Our principal executive offices are located at 691 South Milpitas Boulevard, Suite 208, Milpitas, California 95035 and our telephone number at that location is (408) 945-8600. We also maintain our website at www.adptco.com. Information found on or accessible through our website is not part of and is not incorporated into, this Transition Report on Form 10-K.

Description

Through September 30, 2010, we provided enterprise-class external storage products, including Application Specific Integrated Circuits, or ASICs, and software to Original Equipment Manufacturers, or OEMs. Our current focus is primarily on capital redeployment and the identification of new, profitable business operations in which we can utilize our existing working capital and maximize the use of our net operating losses, or NOLs, in the future.

Business Overview and Outlook

We continue to explore all strategic alternatives to maximize stockholder value. On June 8, 2010, we consummated a transaction with PMC-Sierra Inc., or PMC-Sierra, in which PMC-Sierra purchased certain assets related to our business of providing data storage hardware and software solutions and products, or the DPS Business, and PMC-Sierra assumed certain of our liabilities related to the DPS Business. This transaction was accounted for as a discontinued operation in our consolidated financial statements. Accordingly, we reclassified the financial statements and related disclosures for all periods presented, except for the historical Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

In May 2010, at the time we entered into the Asset Purchase Agreement with PMC-Sierra, we evaluated whether to pursue the sale of the products and associated technology obtained from our acquisition of Aristos Logic Corporation, or the Aristos Business, or to wind down the Aristos Business, in either case by the end of September 2010. As a result of these actions, we changed the remaining useful life of our intangible assets which materially affected the amounts amortized prospectively based on the net book value at March 31, 2010. In addition, by the end of June 2010, we decided to wind down our Aristos Business and put our building up for sale in future quarters. As a result, we evaluated the carrying value of our long-lived assets and determined that the carrying value of such assets may not be fully recoverable.

During September 2010, we fulfilled all orders for our remaining customers related to our Aristos Business. With no current operational business to support, we put our building up for sale. We continue to manage corporate matters, which includes, evaluating and terminating various agreements and attempting to monetize our building and patent portfolio.

We remain committed to providing value to all of our stockholders and will aggressively pursue opportunities to deploy the cash and liquid assets on hand to create value for our stockholders including; exploring acquisitions of businesses, maximizing the use of our NOLs, engaging in stock buybacks, paying cash dividends, or any combination thereof.

Except where noted, the discussion regarding our business in this Transition Report on Form 10-K is as of December 31, 2010.

Products

Historically, we sold Redundant Array of Independent Disks, or RAID, Storage Processors, or RSPs, which were application specific integrated circuit, or ASIC, devices incorporating a collection of hardware engines that fully automated the operation of the data path and eliminated the performance bottlenecks found in other silicon-based software RAID solutions. Our RSP products provided our customers with cost and energy efficiencies in data protection without compromising performance. Our primary markets included Blade Servers and External Storage applications where high performance and high availability features were required.

Sales, Marketing and Customers

With the wind down of the Aristos Business by the end of September 2010, we ceased all sales and marketing activities and had no employees working in such functions at December 31, 2010. Prior to and during the Transition Period, we sold our products through our sales force to OEMs worldwide who marketed our products under their brands. Our sales force focused on developing relationships with customers and worked closely with them to design and integrate current and next generation products to meet the specific requirements of end users. The sales process involved in gaining major design wins was complex, lengthy and expensive. In the Transition Period, Apple, Inc., or Apple, and International Business Machines, or IBM, accounted for 59% and 35% of our total net revenues, respectively. In fiscal 2010, Apple accounted for 92% of our total net revenues. In fiscal 2009, Apple and Xiotech Corporation, or Xiotech accounted for 70% and 14%, of our total net revenues, respectively. We do not expect to record any revenues in future quarters, unless a business is acquired.

We emphasized customer service as a key element of our marketing. This included assisting customers in the use of our products, and providing the systems-level expertise and software experience of our engineering staff to customers with particularly difficult design problems. A high level of customer service was also maintained through technical support hotlines, email and dial-in-fax capabilities.

A summary of our net revenues and net property, plant and equipment by geographic area is set forth in Note 18 to the Consolidated Financial Statements included in “Item 8: Financial Statements and Supplementary Data” of this Transition Report on Form 10-K. During the Transition Period, all of our net revenues were derived from customers located in the Pacific Rim. These sales include sales to foreign subsidiaries of United States companies.

Competition

The markets for our products were highly competitive and were characterized by rapid technological advances, new product introductions, evolving industry and customer standards and competitive pricing pressures.

We believed the principal competitive factors in the markets for our products were product price versus performance, product features and functionality, reliability, technical service and support, scalability and interoperability and brand awareness. We competed primarily with ASIC product offerings from LSI Corporation, or LSI, Marvell Technology Group LTD and PMC-Sierra.

Backlog

As a result of the wind down of the Aristos Business during the Transition Period, there was no backlog at December 31, 2010. Historically, we typically received orders for our products within two weeks or less of the desired delivery date, and most orders were subject to rescheduling and/or cancellation with little or no penalty. In light of industry practice and experience, we did not believe that backlog at any given time was a meaningful indicator of our ability to achieve any particular level of revenue or financial performance.

Manufacturing

We outsourced the manufacturing of our products to LSI. Advanced Semiconductor Engineering warehoused and shipped our products on our behalf.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology through the use of patents, copyrights, trademarks and trade secret laws. As of December 31, 2010, we had 250 issued patents, expiring between February 2011 and November 2028, covering various aspects of our technologies. In connection with the sale of the DPS Business, PMC-Sierra received a non-exclusive royalty free license for the patents that were retained by us. We believe our patents and other intellectual property rights have value and we will continue to explore alternatives for maximizing the value of our patent portfolio. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

Research and Development

Research and development expenses primarily consisted of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. With the wind down of the Aristos Business by the end of September 2010, we ceased all research and development activities and had no employees working in such functions at December 31, 2010. Approximately 58% of our employees were engaged in research and development at March 31, 2010 as compared to 49% at March 31, 2009. Our research and development expenses were $5.4 million, or 61% of total net revenues, $17.3 million, or 418% of total net revenues and $12.4 million, or 452% of total net revenues, for the Transition Period and fiscal years 2010 and 2009, respectively.

Environmental Laws

Certain of our operations involved the use of substances regulated under various federal, state and international environmental laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs was accrued when it was considered probable and the costs could be reasonably estimated. Environmental costs were not material to our operations or financial position.

Employees

In connection with selling the DPS Business to PMC-Sierra in June 2010, whom offered positions to approximately half of our employees at that time, we took actions and notified our remaining employees of their impending termination. A limited number of the remaining employees assisted with the wind down of the Aristos Business by the end of September 2010, provided transition services to PMC-Sierra through December 2010 and continue to handle corporate matters, including the sale of our building and attempting to monetize our patent portfolio and the ongoing exploration of strategic alternatives. As a result of these activities, as of December 31, 2010, we had a total of 15 employees, which excludes outsourced partners. Overall employee headcount, derived from both continuing and discontinuing operations declined by 92% in the Transition Period compared to fiscal 2010, and headcount declined by 19% in fiscal 2010 compared to fiscal 2009. We had a total of 187 and 232 employees (in both continuing and discontinued operations) at the end of fiscal 2010 and 2009, respectively.

We believe that we currently have favorable employee relations. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

Available Information

We make available free of charge through our Internet website at http://www.adptco.com the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Transition or Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy, information statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC and that may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

We may be considered a “shell company” under federal securities laws and may become subject to more stringent reporting requirements.    Under Rule 405 of the Securities Act and Exchange Act Rule 12b-2, a shell company is defined as an entity that has no or nominal operations and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Depending on our future activities and operations, we may be deemed a “shell company” under the federal securities laws and regulations. The Securities and Exchange Commission’s rules prohibit the use of a Form S-8 for the registration of shares under equity incentive plans by a shell company and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being considered a shell company may adversely impact our ability to offer our stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for us, and would likely increase the costs of registration compliance following the completion of a business combination.

Depending on our future activities and operations, we may be deemed an investment company, which could impose on us burdensome compliance requirements and restrict our activities, which may make it difficult for us to complete future business combinations or acquisitions.    The Investment Company Act of 1940, as amended, or the Investment Company Act, requires registration, as an investment company, of companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Generally, companies may be deemed investment companies under the Investment Company Act if they are viewed as engaging in the business of investing in securities or they own investment securities having a value exceeding 40% of certain assets. Depending on our future activities and operations, we may become subject to the Investment Company Act. While Rule 3a-2 of the Investment Company Act provides an exemption that allows companies that may be deemed investment companies, but have a bona fide intent to engage primarily in a business other than that of investing in securities up to one year to engage in such other business activity, we may not qualify for this or any other exemption under the Investment Company Act. If we are deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

•	restrictions on the nature of and custodial requirements for holding our investments; and

•	restrictions on our issuance of securities, which we may use as consideration in a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

There can be no assurance that we will be able to identify suitable acquisition candidates or business and investment opportunities.    We are exploring strategic alternatives and seeking to identify new business acquisition opportunities in which we may utilize our NOLs. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent integration of operations and products or services and the potential loss of key employees of the acquired company. There can be no assurance that we will successfully identify, complete or integrate any future acquisitions or investments or that completed acquisitions or investments will contribute favorably to our operations and future financial condition. If we are unable to identify strategic alternatives or new business acquisition opportunities, we may continue to incur operating losses and negative cash flows, and our results of operations and stock price may suffer.

Our stockholders may be subject to the broad discretion of management and our Board of Directors.    We have limited operating assets, and our business strategy involves identifying new business and investment opportunities. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any such proposed transactions or investments. As a result, our stockholders may depend on the broad discretion and judgment of management and our Board of Directors in connection with the application of our capital and the selection of acquisition or investment targets. There can be no assurance that determinations ultimately made by us will permit us to achieve profitable operations.

We may incur significant costs in connection with our evaluation of new business opportunities and suitable acquisition candidates.    Our management intends to identify, analyze and evaluate potential new business opportunities, including possible acquisition and merger candidates. We may incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate new business opportunity, or any acquisition opportunity, in the near term, or at all.

Failure to successfully identify and enter into a new line of business or identify possible acquisition candidates could cause our stock price to decline.    We expect to actively pursue new lines of business operations and to explore all strategic alternatives to maximize stockholder value going forward, including deploying the proceeds from the sale of our DPS Business and our other assets in seeking business acquisition opportunities and other actions to redeploy our capital, while we manage our remaining operations. In relation to pursuing such strategic alternatives and new business acquisition opportunities, our stock price may decline due to any or all of the following potential occurrences:

•	we may not be able to identify a profitable new line of business or deploy successfully our resources to operate profitably in such line of business;

•	we may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates within the limits of our financial resources;

•	we may not be able to effectively utilize our existing NOLs to offset future earnings;

•	we may have difficulty retaining our key remaining employees or employees of acquired businesses; and

•	we may have difficulty retaining our Board of Directors or attracting suitable qualified candidates should a current director resign.

We may issue a substantial amount of our common stock in the future which could cause dilution to our stockholders and otherwise adversely affect our stock price.    Our current primary business strategy is to make acquisitions. While we may make acquisition(s) in whole or in part with cash, as part of such strategy, we may issue additional shares of common stock as consideration for such acquisition(s), which could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, our existing stockholders’ equity interest may be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may also issue common stock in the future for compensation purposes, in connection with strategic transactions or for other purposes, including in connection with financings.

We will likely have no operating history in our new line of business, which is yet to be determined, and therefore we will be subject to the risks inherent in establishing a new business.    We have not identified what our new line or lines of business will be and, therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business, and it is possible that any company we may acquire will have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, difficulties and delays inherent in establishing a new line of business. The ultimate success of such new business cannot be assured.

Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources.    From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to technologies that were formerly key to our business, including businesses that we wound down or sold, and we expect to continue to receive such claims in the future. We cannot assure you that third parties will not assert other infringement claims against us, directly or indirectly, in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation. These claims may be asserted in respect of intellectual property that we own or formerly owned, or that we formerly licensed from others. Intellectual property litigation, regardless of the outcome, could result in substantial costs to us and diversion of our resources and management time and attention, and could adversely affect our business and financial results.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.    From time to time, we are subject to litigation or claims, including claims related to businesses that we wound down or sold, that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention, and could negatively affect our business operations and financial position.

We may be unable to realize the benefits of our NOLs.    NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. Based on current income tax rates, if fully utilized, our NOLs and other carry-forwards could provide a benefit to us of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon our ability to comply with the rules relating to the preservation and use of NOLs and the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our NOLs will depend significantly on our success in identifying suitable new business opportunities and acquisition candidates that maximize our NOLs, and once identified, successfully becoming established in this new business line or consummating such an acquisition.

Additionally, if we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change and we may be unable to use a significant portion or all of our NOLs to offset taxable income.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service, or the IRS. The IRS could challenge our calculation of the amount of our NOLs and our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit that the NOLs would provide us could be substantially reduced.

The cost-effective wind down of our operations depends on the efforts of our workforce, the loss of whom could affect the transformation and success of our business.    To be successful in the efficient wind down of our operations, we must retain our remaining employees. Each of our employees is an “at-will” employee, and, as a result, any of our employees could terminate their employment with us at any time without penalty. Therefore, we have implemented retention plans in an effort to retain these employees. The loss of any employees key to an effective wind down could have a significant impact on the success of the wind down for certain of our corporate matters.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the carrying value of our long-lived assets. As a result of our decision to wind down our Aristos Business in June 2010, and in anticipation of putting our building up for sale after completion of our final shipments to our customers through the end of September 2010, we evaluated the carrying value of our long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. As a result, we recorded an impairment charge of $10.2 million in the Transition Period to write off our intangible assets and reduce the carrying value of our property and equipment, net, to the estimated fair value, which was based on the market approach and considered the perspective of market participants using or exchanging our long-lived assets. During the Transition Period, we put our building up for sale and reclassified the carrying value of $6.0 million from “Property and equipment, net,” to “Assets held for sale” on the Consolidated Balance Sheet. While classified as assets held for sale, we may need to reassess the fair value of the building at each of our reporting periods and determine whether the carrying value is recoverable. If the carrying value is not deemed to be recoverable based on current market conditions, we may be required to record additional impairment charges for our long-lived assets in the future. In addition, if certain events or changes in circumstances arise, such as being unable to sell our building within one year, we may need to reclassify the building from “assets held for sale” to “assets held and used,” which may require us to record a cumulative catch-up on the depreciable asset, which may have a material impact on our operating results in the future.

We hold non-controlling interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold non-controlling interests in privately held venture funds. At December 31, 2010 and March 31, 2010, the carrying value of such investments aggregated $1.2 million at each date. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2009, the value of our non-controlling interest in privately held venture funds declined, resulting in a recorded charge of $0.4 million. The carrying value of these investments is based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

We may sustain losses in our investment portfolio due to adverse changes in the global credit markets. Global economic conditions have been challenged in the past by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. While the liquidity and credit concerns have passed and we have seen some improvement in global economic conditions, any adverse change in global economic conditions may adversely impact our financial results. A substantial portion of our assets consists of investments in marketable securities that we hold as available-for-sale and we mark them to market. While there has been a decline in the trading values of certain of the securities in which we have invested, we have not recognized a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge in the future that could adversely impact our financial results.

If the financial institutions that maintain our cash, cash equivalents and marketable securities experience financial difficulties, which is more likely in the current weakened state of the economy, our cash balances may be adversely impacted.    We maintain our cash, cash equivalents and marketable securities with certain financial institutions in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

We may be required to pay additional income taxes, which could negatively affect our results of operations and financial position.    Our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to foreign, state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. While the tax authorities in the foreign jurisdictions, including Singapore, in which we operate or formerly operated continue to audit our tax returns for fiscal years subsequent to 1999, the potential outcome of these audits is uncertain and could result in material tax provisions or additional tax payments in future periods.

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.    We are subject to income and other taxes in the United States, Singapore and other foreign taxing jurisdictions in which we operated or formerly operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation and is subject to audit and redetermination by the taxing authorities. Although we believe our tax estimates are reasonable, the following factors could cause our effective tax rate to be materially different than tax amounts recorded in our Consolidated Financial Statements:

•	the jurisdiction in which profits were determined to be earned and taxed;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•

changes in tax laws, the interpretation of tax laws either in the United States, Singapore or other foreign taxing jurisdictions or the issuance of new interpretative accounting guidance related to uncertain transactions and calculations where the tax treatment was previously uncertain; and

•	the resolution of issues arising from tax audits with various tax authorities.

The factors noted above may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

Our delisting from The NASDAQ Global Market may decrease the liquidity of our common stock and decrease our ability to obtain equity funding.    On July 27, 2010, we received a letter from the staff of the NASDAQ Listing Qualifications Department informing us that it believes that we no longer have an operating business and are a “public shell,” and as such no longer meet the NASDAQ’s listing requirements. As a result of such determination, our shares were delisted from The NASDAQ Global Markets at the opening of business on August 5, 2010, and on the same date, commenced trading on the Pink Sheets Electronic Quotation Services, or the Pink Sheets. Broker-dealers often decline to trade stock in The Pink Sheets given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on national securities exchanges. Consequently, selling our common stock may be difficult because smaller quantities of shares may be bought and sold, transactions may be delayed and securities analyst and news media coverage of our Company may be reduced. These factors may result in lower prices and larger spreads in the bid and ask prices for shares of our common stock, lower trading volume and negatively impact our ability to obtain equity funding, if needed.

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies and Estimates included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Transition Report on Form 10-K, which include fair value measurements, cash, cash equivalents and marketable securities valuation, impairment of long-lived assets, income taxes, revenue recognition and inventory. Furthermore, Note 1 to the Consolidated Financial Statements included in “Item 8: Financial Statements and Supplementary Data” in this Transition Report on Form 10-K describes the significant accounting policies essential to preparing our Consolidated Financial Statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse effects on our reported results of operations.    A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future.

Changes in securities laws and regulations have increased and may continue to increase our costs.    Changes in the laws and regulations affecting public companies have increased and may continue to increase our expenses as we devote resources to respond to their requirements. We incurred and will continue to incur additional administrative expense to implement and maintain Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting.

With the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act, we expect we will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We also expect these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

Internal control deficiencies or weaknesses that are not yet identified could emerge.    Over time, we may identify and correct deficiencies or weaknesses in our internal control over financial reporting and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified could emerge, and the identification and corrections of these deficiencies or weaknesses could have a material impact on our results of operations.

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

Manmade problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.    Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have an adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have an adverse effect on our business, operating results, and financial condition. Further, as a company with headquarters and operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2010, we owned an approximately 104,000 square foot building in the United States, which was classified as “Assets Held for Sale” on the Consolidated Balance Sheets, of which approximately 27,000 square feet was leased to our tenants and approximately 17,000 square feet was available for sublease. In addition, we leased a property in the United States totaling approximately 40,000 square feet which has been fully subleased to third parties through the end of the lease term, which expires in October 2011. During the Transition Period, we reduced our leased properties by approximately 47% from the 270,000 square feet we owned and leased at March 31, 2010, primarily through the sale of the DPS Business to PMC-Sierra as PMC-Sierra assumed the obligations for certain of our previously leased facilities, primarily related to our international sites. During fiscal 2010, we reduced our leased properties by approximately 13% from the 309,000 square feet we owned and leased at March 31, 2009. During fiscal 2009, we reduced our owned and leased properties by approximately 33% from the 462,000 square feet we owned and leased at March 31, 2008. The consolidation efforts that occurred in the Transition Period and fiscal years 2010 and 2009 include having certain facilities located in California, Minnesota, North Carolina and Washington, subleased or made available for sublease and closing or substantially downsizing operations in Florida, Bangalore, India, the United Kingdom and Ireland.

Our principal executive offices are located in Milpitas, California and include administrative functions only.

We operate in one segment; therefore, all of our facilities are managed at the corporate level. We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our current needs. Our future facilities requirements will depend upon our business, and we believe additional space, if required, can be obtained on reasonable terms.

Item 3. Legal Proceedings

We are a party to litigation matters and claims, including those related to intellectual property and businesses that we wound down or sold, which are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

For an additional discussion of certain risks associated with legal proceedings, see “Item 1A: Risk Factors” of this Transition Report on Form 10-K.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is currently traded in the over the counter market and is quoted on the Pink Sheets, under the symbol “ADPT.PK.” Our common stock was previously traded on the NASDAQ Global Markets under the symbol “ADPT” from our initial public offering on June 24, 1986 through the open of business on August 5, 2010, when we were delisted from the NASDAQ Global Markets. As a result, the following table sets forth the high and low sales prices of our common stock for the year ended March 31, 2010 and through the end of business on August 4, 2010 of the Transition Period. While the remaining portion of the Transition Period beginning at the open of business on August 5, 2010 sets forth the range of high and low bid information of our common stock traded on the Pink Sheets. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The market price of our common stock has been volatile. For an additional discussion, see “Item 1A: Risk Factors” of this Transition Report on Form 10-K.

Transition Period Ended December 31, 2010	High	Low
Three-month period ended July 2, 2010	$3.43	$2.81
Three-month period ended October 1, 2010	$3.12	$2.68
Three-month period ended December 31, 2010	$3.08	$2.89

Fiscal Year Ended March 31, 2010
Three-month period ended July 3, 2009	$3.00	$2.35
Three-month period ended October 2, 2009	$3.36	$2.25
Three-month period ended January 1, 2010	$3.56	$2.98
Three-month period ended March 31, 2010	$3.46	$2.97

As of February 25, 2011, there were approximately 506 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock. However, we remain committed to providing value to all of our stockholders, which may include paying cash dividends in the future.

Issuer Purchases of Equity Securities

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. We announced the adoption of this program on July 31, 2008. During the three-month period ended December 31, 2010, we repurchased approximately 4.7 million shares of our common stock at an average price of $2.98 for an aggregate repurchase price of $14.2 million, excluding brokerage commissions. During the Transition Period, we repurchased approximately 11.7 million shares of our common stock at an average price of $2.93 for an aggregate repurchase price of $34.3 million, excluding brokerage commissions. In December 2010, we terminated the stock repurchase program. Under the authorized stock repurchase program, we have cumulatively repurchased approximately 13.5 million shares of our common stock for an aggregate repurchase price of $38.4 million, excluding brokerage commissions, in the open market through December 31, 2010. The following table summarizes information about our repurchases of our stock during the three-month period ended December 31, 2010:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
October 2, 2010—November 5, 2010	3,443,435	$2.97	3,443,435	$5,477,133
November 6, 2010—December 3, 2010	1,305,171	3.00	1,305,171	1,562,770
December 4, 2010—December 7, 2010(1)	—	—	—	—

Total	4,748,606	$2.98	4,748,606	$—

(1)	Amount no longer available to repurchase as of December 7, 2010 as the stock repurchase program was terminated.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph assumes that $100 was invested on March 31, 2005 and its relative performance was tracked through December 31, 2010 in our common stock and in each index, and that all dividends paid were reinvested. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor. Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Transition Report on Form 10-K or future filings made by us under those statutes, the stock price performance graph is not considered “soliciting material,” is not deemed “filed” with the SEC and is not deemed to be incorporated by reference into any of those prior filings or into any future filings made by us under those statues.

	3/05	3/06	3/07	3/08	3/09	3/10	12/10
ADPT Corporation	100.00	115.45	80.79	61.38	50.10	68.27	61.17
NASDAQ Composite	100.00	116.44	123.31	117.13	78.64	124.26	138.24
NASDAQ Computer & Data Processing	100.00	115.91	127.02	123.29	88.99	138.52	153.57

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial information has been derived from the Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and related notes included elsewhere in this Transition Report on Form 10-K. We sold the DPS Business to PMC-Sierra in June 2010 and sold the Snap Server Network Attached Storage, or NAS, business to Overland Storage, Inc., or Overland, in June 2008. The information below has been reclassified to reflect the DPS Business and the Snap Server NAS business as discontinued operations.

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010(2)(3)	2010(2)(4)	2009(2)(5)	2008(2)(6)	2007(2)(7)
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues(1)	$8,895	$4,133	$2,733	$420	$—
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)(1)	16,344	5,049	4,226	151	—

Gross profit (loss)(1)	(7,449)	(916)	(1,493)	269	—

Total operating expenses(1)	25,398	42,654	57,485	35,618	44,216
Income (loss) from continuing operations, net of taxes	(28,351)	(25,556)	(27,835)	(5,618)	40,880
Income (loss) from discontinued operations, net of taxes	(324)	6,886	12,918	(4,476)	(20,908)
Gain on disposal of discontinued operations, net of taxes	10,916	1,236	4,727	479	10,871
Net income (loss)	$(17,759)	$(17,434)	$(10,190)	$(9,615)	$30,843
Income (Loss) Per Share Data:
Basic:
Income (loss) from continuing operations, net of taxes	$(0.24)	$(0.21)	$(0.23)	$(0.05)	$0.35
Income (loss) from discontinued operations, net of taxes	$0.09	$0.07	$0.15	$(0.03)	$(0.09)
Net income (loss)	$(0.15)	$(0.15)	$(0.09)	$(0.08)	$0.26
Diluted:
Income (loss) from continuing operations, net of taxes	$(0.24)	$(0.21)	$(0.23)	$(0.05)	$0.32
Income (loss) from discontinued operations, net of taxes	$0.09	$0.07	$0.15	$(0.03)	$(0.07)
Net income (loss)	$(0.15)	$(0.15)	$(0.09)	$(0.08)	$0.25
Shares used in computing income (loss) per share:
Basic	116,086	119,196	119,767	118,613	116,602
Diluted	116,086	119,196	119,767	118,613	136,690

	December 31,	March 31,
	2010(3)	2010(4)	2009(5)	2008(6)	2007(7)
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities(8)	$352,411	$375,347	$376,592	$626,216	$572,423
Restricted cash and/or marketable securities	1,676	—	—	1,670	3,244
Total assets	367,552	429,076	450,107	700,087	715,402
Long-term liabilities(8)	13,189	9,568	14,974	19,231	228,009
Stockholders’ equity	346,266	397,703	410,880	424,096	422,158
Working capital(8)	356,797	377,035	385,219	424,663	616,033

Notes:

(1)	Prior period information has been reclassified to conform to the current period presentation. The reclassifications for discontinued operations had no impact on net income (loss), total assets or total stockholders’ equity.

The following actions affect the comparability of the data for the periods presented in the above table:

(2)	We completed the acquisition of Aristos Logic Corporation, or Aristos, in fiscal 2009 (see Note 2 to the Consolidated Financial Statements). We recorded restructuring charges in the Transition Period and fiscal years 2010, 2009, 2008 and 2007 (see Note 11 to the Consolidated Financial Statements) of $3.9 million, $1.1 million, $3.5 million, $2.1 million and $1.7 million, respectively.

(3)	In the Transition Period, we (i) recorded stock-based compensation expense of $0.5 million and cash compensation expense of $1.2 million, which primarily reflected the acceleration of unvested stock-based awards and a settlement of unvested stock-based awards in the form of a fixed cash payment, respectively, based on the modifications to such awards approved by our Compensation Committee of the Board of Directors (see Note 9 to the Consolidated Financial Statements), (ii) changed the remaining useful life of our intangible assets to reflect the pattern in which the economic benefits of the assets were expected to be realized, which materially impacted the amounts amortized, (see Note 7 to the Consolidated Financial Statements), (iii) recorded an impairment charge of $10.2 million related to our long-lived assets, of which $5.4 million was recorded within “Cost of revenues” and $4.8 million was recorded within “Impairment of long-lived assets” (see Note 7 to the Consolidated Financial Statements) and (iv) recorded a gain of $10.7 million on the sale of the DPS Business (see Note 3 to the Consolidated Financial Statements).

(4)	In fiscal 2010, we (i) recorded stock-based compensation expense of $3.6 million, which included modifications of certain stock-based awards primarily related to our former Chief Executive Officer, resulting in a charge of $0.9 million (see Note 9 to the Consolidated Financial Statements), (ii) received $0.9 million as part of a class action suit (see Note 12 to the Consolidated Financial Statements), (iii) received $0.4 million from the sale of an investment in a non-controlling interest of a non-public company (see Note 12 to the Consolidated Financial Statements) and (iv) recorded an additional gain of $1.2 million on the sale of the Snap Server NAS business (see Note 3 to the Consolidated Financial Statements).

(5)	In fiscal 2009, we (i) recorded an impairment charge of $16.9 million to write off goodwill (see Note 7 to the Consolidated Financial Statements), (ii) recorded stock-based compensation of $1.8 million (see Note 9 to the Consolidated Financial Statements), (iii) recorded a gain of $2.3 million on the sale of marketable equity securities (see Note 12 to the Consolidated Financial Statements), (iv) recorded a gain of $1.7 million on the repurchase of our 3/4% Convertible Senior Notes due 2023, or 3/4% Notes, on the open market (see Note 12 to the Consolidated Financial Statements), (v) recorded a gain of $4.6 million on the sale of the Snap Server NAS business (see Note 3 to the Consolidated Financial Statements) and (vi) recorded a tax benefit arising from the resolution of tax disputes and the adjustment of taxes due in a prior period (see Note 13 to the Consolidated Financial Statements).

(6)	In fiscal 2008, we (i) recorded a gain of $6.7 million on the sale of certain properties, (ii) recorded stock-based compensation of $2.4 million and (iii) realized a gain of $1.6 million on the sale of a marketable debt security in a foreign entity that was obtained as part of a fiscal 2004 acquisition.

(7)	In fiscal 2007, we (i) recorded stock-based compensation of $2.4 million, (ii) wrote down an investment of $0.9 million and (iii) received a discrete tax benefit of $60.2 million primarily attributable to the settlement of certain tax disputes with the United States and Singapore taxing authorities, which included the resolution of our fiscal 1997 U.S. Tax Court Litigation settlement and our fiscal 2002 and fiscal 2003 IRS audit cycles.

(8)	In the Transition Period, we sold the DPS Business to PMC-Sierra and received $29.3 million upon the closing of the transaction (see Note 3 to the Consolidated Financial Statements). In fiscal 2008, we reclassified our 3/4% Notes of $225.3 million from “long-term liabilities” to “current liabilities”. In fiscal 2009, we utilized cash to pay off substantially all of the debt associated with the 3/4% Notes, in the amount of $222.9 million (see Note 8 to the Consolidated Financial Statements). In addition, we paid approximately $38.0 million to acquire Aristos in fiscal 2009 (see Note 2 to the Consolidated Financial Statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read in conjunction with the other sections of this Transition Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.” This section includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements such as “will,” “believe,” “are projected to be” and similar expressions are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy our capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investment opportunities; the ability to monetize our remaining assets including our building and patent portfolio; the ability to realize the benefits of our net operating losses; the possibility of being deemed an investment company under the Investment Company Act of 1940, as amended, which may make it difficult for us to complete future business combinations or acquisitions; the potential need to record additional impairment charges for long-lived assets or marketable securities based on current market conditions; the amount by which we expect to reduce our annual operating expenses due to the Transition Period restructuring plan; the ability to reduce our operating costs; general economic conditions and our expected liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” set forth in Part I, Item 1A of this Transition Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Basis of Presentation

On December 7, 2010 our Board of Directors approved the change in our fiscal year end from March 31 to December 31. As a result of this change, this Transition Report on Form 10-K is a transition report and includes financial information for the nine-month transition period from April 1, 2010 to December 31, 2010, or Transition Period. The comparative financial information provided for the nine-month period ended January 1, 2010 is unaudited, since it represented an interim period of the fiscal year ended March 31, 2010 and includes all normal recurring adjustments necessary for the fair statement of the results for that period. Subsequent to this Transition Report on Form 10-K, our reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.

On June 22, 2010, we changed our name to ADPT Corporation, or ADPT, through a merger of ADPT, a wholly-owned subsidiary of Adaptec, Inc., into Adaptec, Inc.

In June 2010, we sold the DPS Business to PMC-Sierra. In June 2008, we sold the Snap Server NAS business to Overland. Accordingly, we reclassified the financial statements and related disclosures for all periods, except for the historical Consolidated Balance Sheets and Statements of Stockholders’ Equity, to reflect these businesses as discontinued operations. These reclassifications had no impact on net loss, total assets or total stockholders’ equity. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

In September 2008, we acquired Aristos, a provider of RAID technology to the data storage industry, pursuant to an agreement and plan of merger by and among Adaptec, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of ours, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. We refer to the agreement and plan of merger with Aristos in this Transition Report on Form 10-K as the Merger Agreement. The Merger Agreement provided for our acquisition of Aristos through a merger in which Aristos became our wholly-owned subsidiary. The Aristos acquisition was accounted for as a purchase business combination and, accordingly, the results of Aristos have been included in our consolidated results of operation and financial position from the date of acquisition.

In addition, since the sale of our Snap Server NAS business in June 2008, we have operated in one segment. We had provided enterprise-class external storage products, including ASICs and software, to OEMs. As we completed the wind down of the Aristos Business in September 2010, our business is now primarily focused on capital redeployment and identification of new, profitable business operations in which we can utilize our existing working capital and maximize the use of our NOLs in the future.

Overview

We continue to explore all strategic alternatives to maximize stockholder value. With the consummation of the sale of the DPS Business to PMC-Sierra, which included positions offered by PMC-Sierra to approximately half of our employees at that time, we took further actions and notified our remaining employees during the first three-months of the Transition Period of their impending termination. A limited number of these employees were retained temporarily to assist with the transition services we provided to PMC-Sierra through December 2010, provide customer operating support related to our Aristos Business through September 2010, or to handle corporate matters, including attempting to monetize our building and patent portfolio and the ongoing exploration of strategic alternatives.

In connection with the sale of the DPS Business, our Compensation Committee of our Board of Directors modified all employees’ unvested stock-based awards, including stock options, restricted stock awards and restricted stock units (none of which affect our Interim President and Chief Executive Officer) in May 2010. The modifications included the acceleration of unvested stock-based awards and a settlement of unvested stock-based awards in the form of a fixed cash payment.

In May 2010, at the time we entered into the Asset Purchase Agreement with PMC-Sierra, we evaluated whether to pursue the sale of the Aristos Business or to wind down the Aristos Business, in either case by the end of September 2010. As a result of these actions, we changed the remaining useful life of our intangible assets which materially affected the amounts amortized prospectively based on the net book value at March 31, 2010. In addition, by the end of June 2010, we decided to wind down our Aristos Business and put our building up for sale in future quarters. As a result, we evaluated the carrying value of our long-lived assets and determined that the carrying value of such assets may not be fully recoverable and recorded an impairment charge of $10.2 million in the Transition Period. During September 2010, we fulfilled all orders for our remaining customers related to our Aristos Business and put our building up for sale.

We remain committed to providing value to all of our stockholders and will aggressively pursue opportunities to deploy the cash and liquid assets on hand to create value for our stockholders, including exploring acquisitions of businesses in which we can utilize our existing working capital and maximize the use of our NOLs, engaging in stock buybacks, paying cash dividends, monetizing our building and remaining patent portfolio, or any combination thereof. During the Transition Period, we sold a portion of our patents and recognized a gain of $0.9 million, net of costs, within discontinued operations. During the Transition Period, we repurchased approximately 11.7 million shares of our common stock for an aggregate repurchase price of $34.3 million, excluding brokerage commissions, under an existing Board of Directors authorized stock repurchase program, which was executed in July 2008 and terminated in December 2010.

Results of Operations

The following table sets forth the items in the Consolidated Statements of Operations as a percentage of net revenues:

	Nine-Month Period Ended		Fiscal Years Ended
	December 31, 2010	January 1, 2010	March 31, 2010	March 31, 2009
		(unaudited)
Net revenues	100%	100%	100%	100%
Cost of revenues (inclusive of amortization and impairment of acquisition-related intangible assets)	184	116	122	155

Gross margin	(84)	(16)	(22)	(55)

Operating expenses:
Research and development	61	385	418	452
Selling, marketing and administrative	114	523	556	874
Amortization of acquisition-related intangible assets	12	30	31	28
Restructuring charges	44	16	27	129
Goodwill impairment	—	—	—	620
Impairment of long-lived assets	54	—	—	—

Total operating expenses	285	954	1,032	2,103

Loss from continuing operations	(369)	(970)	(1,054)	(2,158)
Interest and other income, net	58	257	253	769
Interest expense	(0)	(0)	(0)	(45)

Loss from continuing operations before income taxes	(311)	(713)	(801)	(1,434)
Benefit from (provision for) income taxes	(8)	183	183	415

Loss from continuing operations, net of taxes	(319)	(530)	(618)	(1,019)

Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(4)	188	167	473
Gain on disposal of discontinued operations, net of taxes	123	29	30	173

Income from discontinued operations, net of taxes	119	217	197	646

Net loss	(200)%	(313)%	(421)%	(373)%

Net Revenues

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
		(unaudited)
	(in millions, except percentages)
Net Revenues	$8.9	$3.3	166%	$4.1	$2.7	51%

Net revenues increased by $5.6 million in the Transition Period compared to the nine-month period ended January 1, 2010, due to last time purchases from our customers as we completed the wind down of the Aristos Business in September 2010 and the recognition of deferred revenue based on final acceptance and release of support and maintenance obligations that was received from our customer. We do not expect to record any revenues in future quarters, unless a business is acquired.

Net revenues increased by $1.4 million in fiscal 2010 compared to fiscal 2009, as we acquired Aristos in September 2008, which resulted in a partial year of revenues earned for fiscal 2009. This was offset by a decrease of $0.4 million as we ceased selling a certain product line in fiscal 2009.

Geographical Revenues and Customer Concentration

All of our net revenues for the Transition Period, nine-month period ended January 1, 2010 and fiscal years 2010 and 2009 were derived primarily from customers located in the Pacific Rim. In the Transition Period, Apple and IBM accounted for 59% and 35% of our total net revenues, respectively. In the nine-month period ended January 1, 2010, Apple accounted for 94% of our total net revenues. In fiscal 2010, Apple accounted for 92% of our total net revenues. In fiscal 2009, Apple and Xiotech accounted for 70% and 14%, of our total net revenues, respectively.

Gross Margin

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
		(unaudited)
	(in millions, except percentages)
Gross Loss	$(7.4)	$(0.5)	1,316%	$(0.9)	$(1.5)	(39)%
Gross Margin	(84)%	(16)%	(68)	(22)%	(55)%	33

Our gross margin was impacted by amounts recorded in cost of revenues, which primarily consisted of direct product costs, manufacturing support costs, shipping and handling costs, warranty costs, inventory-related charges, amortization of acquisition-related intangible assets and/or impairment of acquisition-related intangible assets. As of December 31, 2010, we did not have any employees engaged in manufacturing activities.

The decrease in gross margin in the Transition Period compared to the nine-month period ended January 1, 2010 was primarily due to the increase in the amortization of acquisition-related intangible assets of $4.7 million related to the core and existing technologies purchased as part of the acquisition of Aristos, and was then further impacted by an impairment charge related to these intangible assets of $5.4 million. The remaining useful life of these intangible assets was changed prospectively beginning in the three-month period ended July 2, 2010 based upon our evaluation of whether to pursue the sale or wind down of the Aristos Business, in either case by the end of September 2010, which reflected the pattern in which the economic benefits of the assets were expected to be realized. The write off of intangible assets resulted from our review of long-lived assets and our determination that indicators were present in which the carrying value of such assets may not be fully recoverable. In addition, our standard product contributions declined in the Transition Period compared to the nine-month period ended January 1, 2010 due to the mix in revenue from our customers.

The improvement in gross margin in fiscal 2010 compared to fiscal 2009 was primarily due to improved standard product contributions due to the mix in revenue from our customers. This was offset primarily due to an increase in the amortization of acquisition-related intangible assets of $1.2 million in fiscal 2010 compared to fiscal 2009 related to the purchased intangible assets for core and existing technologies and backlog from the acquisition of Aristos in September 2008, which caused negative margins.

Research and Development Expense

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
		(unaudited)
	(in millions, except percentages)
Research and
Development Expense	$5.4	$12.9	(58)%	$17.3	$12.4	40%

Research and development expenses primarily consisted of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. As of December 31, 2010, we did not have any employees engaged in research and development activities. We do not expect to have additional research and development expenses in future quarters, unless a business is acquired.

The decrease in research and development expense in the Transition Period compared to the nine-month period ended January 1, 2010 was primarily due to reductions in our workforce related to a restructuring plan we implemented in the first three months of the Transition Period, which resulted in an 88% decrease in our average headcount for employees engaged in research and development functions. Additionally, we recorded lower stock-based compensation expense by $0.4 million in the Transition Period compared to the nine-month period ended January 1, 2010, as the nine-month period ended January 1, 2010 included stock-based compensation expense related to the modification of certain stock-based awards, and to a lesser extent, no stock-based awards were granted to employees in the Transition Period. We also decreased our infrastructure spending in June 2010, as we decided to wind down our Aristos Business by the end of September 2010. The decrease was offset by the increase in the amortization of our intangible assets of $1.1 million related to a software license agreement we had with Synopsys, Inc., or Synopsys, which was entered into in July 2009. The remaining useful life of this intangible asset was changed prospectively beginning in the three-month period ended July 2, 2010 as we ceased using the license in May 2010 in connection with actions taken under our Transition Period restructuring plan, which reflected the pattern in which the economic benefits of the assets were realized. In addition, we modified and settled certain unvested stock-based awards in the form of a fixed cash payment, resulting in cash compensation expense of $0.7 million in the Transition Period.

The increase in research and development expense in fiscal 2010 compared to fiscal 2009 was primarily due to the acquisition of the Aristos engineering team in September 2008. We also recorded higher stock-based compensation expense of $0.7 million in fiscal 2010 primarily due to the impact from the true-up of actual forfeitures that occurred in fiscal 2009, which reduced our stock-based compensation expense during that period, and to a lesser extent, the modification of certain stock-based awards that increased stock-based compensation expense in fiscal 2010. This was partially offset by the temporary reductions in employees’ compensation, which began in the first quarter of fiscal 2010.

Selling, Marketing and Administrative Expense

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
		(unaudited)
	(in millions, except percentages)
Selling, Marketing and
Administrative Expense	$10.1	$17.5	(42)%	$23.0	$23.9	(4)%

Our selling, marketing and administrative expense consists primarily of salaries, consulting fees and outside service provider fees. As of December 31, 2010, we had 15 employees engaged in administrative activities. We expect our selling, marketing and administrative expense to decline in fiscal 2011 based on the anticipated cost savings we expect to obtain from the reductions in workforce we implemented in the Transition Period, unless a business is acquired.

The decrease in selling, marketing and administrative expense in the Transition Period compared to the nine-month period ended January 1, 2010 was primarily a result of reductions in our workforce and infrastructure spending due to a restructuring plan we implemented in fiscal 2010, which resulted in a 57% decrease in our average headcount for employees engaged in selling, marketing and administrative functions. We also recorded lower stock-based compensation expense by $2.0 million in the Transition Period compared to the nine-month period ended January 1, 2010, as the nine-month period ended January 1, 2010 included stock-based compensation expense related to the modification of certain stock-based awards, and to a lesser extent, no stock-based awards were granted to employees in the Transition Period. The decrease in selling, marketing and administrative expense in the Transition Period compared to the nine-month period ended January 1, 2010 was partially offset by cash compensation expense of $0.5 million related to the modification and settlement of certain unvested stock-based awards in the form of a fixed cash payment and expense of $0.5 million related to a discretionary bonus offered to Mr. Quicke, our Interim President and Chief Executive Officer.

The decrease in selling, marketing and administrative expense in fiscal 2010 compared to fiscal 2009 was primarily a result of reductions in our workforce and infrastructure spending due to the restructuring plans we implemented in the third quarter of fiscal 2010 and in fiscal 2009, which resulted in a 34% decrease in our average headcount for employees engaged in selling, marketing and administrative functions, temporary reductions in employees’ compensation, which began in the first quarter of fiscal 2010, and reductions in outside service providers. This was partially offset by higher stock-based compensation expense of $1.1 million primarily due to the modification of certain stock-based awards, a fiscal 2010 expense related to guaranteed cash payments of $1.6 million associated with the execution of the separation and consulting service agreements with our former Chief Executive Officer, professional fees of $1.2 million incurred in fiscal 2010 related to the consent solicitation initiated by the Steel Group and a charge recorded in fiscal 2010 for the reimbursement of $0.7 million related to professional fees that the Steel Group incurred with respect to the consent solicitation.

Amortization of Acquisition-Related Intangible Assets

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
	(unaudited)
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$1.1	$1.0	10%	$1.3	$0.8	72%

Acquisition-related intangible assets included core and existing technologies, customer relationships, and backlog from our acquisition of Aristos in September 2008. We amortized the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, which originally ranged from three months to five years, and were subsequently changed during the Transition Period to approximately 5.25 months. The amortization of our intangible assets related to core and existing technologies was reflected in “Cost of revenues” in the Consolidated Statements of Operations.

The increase in amortization of acquisition-related intangible assets in the Transition Period as compared to the nine-month period ended January 1, 2010 was due to a change in the remaining useful life of the intangible assets related to customer relationships purchased from the acquisition of Aristos based upon our evaluation of whether to pursue the sale or wind down of the Aristos Business, in either case by the end of September 2010, which reflected the pattern in which the economic benefits of the assets were expected to be realized.

The increase in amortization of acquisition-related intangible assets in fiscal 2010 compared to fiscal 2009 was due to the amortization of purchased intangible assets from the Aristos acquisition in September 2008 for customer relationships of $0.5 million.

Restructuring Charges

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
		(unaudited)
	(in millions, except percentages)
Restructuring Charges	$3.9	$0.5	624%	$1.1	$3.5	(68)%

We implemented several restructuring plans during the Transition Period and fiscal years 2010 and 2009. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs.

The restructuring charges of $3.9 million recorded in the Transition Period primarily related to the restructuring plan implemented during the Transition Period with minimal adjustments related to prior fiscal years’ restructuring plans. The restructuring charges of $1.1 million recorded in fiscal 2010 primarily related to the restructuring plan implemented during that fiscal year with minimal adjustments related to prior fiscal years’ restructuring plans. Of the $3.5 million recorded in fiscal 2009, $3.3 million related to restructuring charges for plans implemented in fiscal 2009 and $0.2 million related to adjustments made for prior fiscal years’ restructuring plans due to additional lease costs for facilities previously consolidated. All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” and “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations. For further discussion of our restructuring plans, please refer to Note 11 to the Consolidated Financial Statements. The restructuring plans are discussed in detail below.

Transition Period Restructuring Plan

In June 2010, we completed our actions and notified affected employees of the termination of their employment, primarily in engineering and general administrative functions, in connection with a restructuring plan adopted on May 6, 2010, with expected restructuring charges of $3.9 million. The execution of this restructuring plan was substantially contingent upon the sale of the our DPS Business to PMC-Sierra, which transaction was consummated on June 8, 2010, and was intended to allow us to reduce our operating expenses following such sale. Certain of the employees notified continued to provide services through December 2010 in connection with the transition services we provided to PMC-Sierra, and to a lesser extent, to assist in corporate matters, including the completion of the wind down of the Aristos Business by the end of September 2010. We expect to incur severance and related benefits charges of $3.7 million associated with this restructuring plan, of which $3.7 million was recorded in the Transition Period and minimal charges are expected to be recorded in the first quarter of fiscal 2011. We also consolidated our facilities and incurred a termination fee of $0.2 million in the Transition Period upon vacating a facility in California.

Fiscal 2010 Restructuring Plan

In the third quarter of fiscal 2010, we committed to a restructuring plan to better align our operating costs with the continued decline in our net revenues, resulting in a restructuring charge of $1.2 million in fiscal 2010. We reduced our workforce primarily in the general administrative functions and provided severance and related benefits of $1.0 million. We also consolidated our facilities further and incurred a net estimated loss of $0.2 million for vacating certain premises.

Fiscal 2009 Restructuring Plans

We recorded a total of $3.3 million in restructuring charges for plans implemented in fiscal 2009, of which $2.5 million related to severance and benefits for employee reductions worldwide and $0.8 million related to vacating certain facilities and disposing of duplicative assets.

In the first quarter of fiscal 2009, we approved and initiated a restructuring plan to (1) reduce our operating expenses due to a declining revenue base, (2) streamline our operations and (3) better align our resources with our strategic business objectives, resulting in a restructuring charge of $1.9 million in fiscal 2009. This restructuring plan included workforce reductions in all functions of the organization worldwide and consolidation of our facilities, which resulted in restructuring charges of $1.1 million and $0.8 million, respectively. Of the $1.9 million recorded in fiscal 2009 related to this restructuring plan, $0.3 million was recorded in the fourth quarter of fiscal 2009, related to accrual adjustments for the additional estimated loss on our facilities and disposing of duplicative assets.

In the third quarter of fiscal 2009, we initiated additional actions to reduce expenses as our business began to be impacted by the deterioration of macroeconomic conditions, resulting in a restructuring charge of $1.4 million in fiscal 2009 related to severance and benefits for employee reductions primarily in sales, marketing and administrative functions.

Previous Restructuring Plans

In addition, we recorded provision adjustments of $0.2 million in fiscal 2009 related to our previous acquisition-related restructuring plan accrual (see Note 11 to the Consolidated Financial Statements), primarily related to additional lease costs related to the estimated loss on the facility that we sublease.

Impairment of Long-Lived Assets

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
	(unaudited)
	(in millions, except percentages)
Impairment of Long-lived Assets	$4.8	$—	100%	$—	$—	—%

We performed a review of our long-lived assets and determined that an indicator was present in the Transition Period in which the carrying value was not recoverable. We recorded an impairment charge of $4.8 million in the Transition Period to write off our intangible assets related to customer relationships and to reduce the carrying value of our property and equipment, net, to the estimated fair value based upon the market approach and in consideration of the perspective of market participants using or exchanging our long-lived assets. The write off of our intangible assets related to core and existing technologies was reflected in “Cost of revenues” in the Consolidated Statements of Operations. See Notes 7 to the Consolidated Financial Statements for further discussions regarding the impairment of our long-lived assets.

Goodwill Impairment

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
	(unaudited)
	(in millions, except percentages)
Goodwill impairment	$—	$—	—%	$—	$16.9	(100)%

Goodwill was not amortized, but instead, was reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the fourth quarter of fiscal 2009, we experienced a significant and continued decline in the market value of our common stock, which resulted in our market capitalization falling below our net book value. Based on our annual review of goodwill in the fourth quarter of fiscal 2009, we recorded an impairment charge of $16.9 million to write off goodwill primarily due to the net book value exceeding the implied fair value. For further discussion of our goodwill impairment, please refer to Note 7 to the Consolidated Financial Statements.

Interest and Other Income, Net

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
		(unaudited)
	(in millions, except percentages)
Interest and Other Income, Net:
Interest income, net	$5.1	$6.6	(23)%	$8.5	$16.9	(50)%
Gain on sale of marketable equity securities	—	—	—%	—	2.3	(100)%
Gain on sale of investments	—	0.4	(100)%	0.4	—	100%
Gain on settlement of class action suit	—	0.9	(100)%	0.9	—	100%
Gain on extinguishment of debt, net	—	—	—%	—	1.6	(100)%
Realized currency transaction gains (losses)	0.0	0.4	(96)%	0.4	(0.8)	n/a
Other	0.1	0.3	(46)%	0.2	1.0	(81)%

Total Interest and Other Income, Net	$5.2	$8.6	(39)%	$10.4	$21.0	(50)%

Interest income reflects interest earned on our cash, cash equivalents and marketable securities’ balances and realized gains and losses on marketable securities. Other income, net, is primarily attributable to realized gains on marketable equity securities and investments, gains from the repurchase of certain portions of our 3/4% Notes, and fluctuations in foreign currency gains or losses, and to a lesser extent, includes recorded changes in values not deemed to be other-than-temporary on non-controlling interest on certain investments as well as gains and losses on the dispositions of property and equipment. We expect that our interest and other income, net, will continue to decline in future periods primarily due to the maturity of higher yielding investments.

The decrease in interest and other income, net, in the Transition Period compared to the nine-month period ended January 1, 2010 was primarily due to lower interest earned on our cash, cash equivalents and marketable securities’ balances and gains of $1.3 million recognized in the nine-month period ended January 1, 2010 related to the settlement of a class action suit and the sale of an investment as discussed further below.

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

Interest Expense

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
	(unaudited)
	(in millions, except percentages)
Interest Expense	$(0.0)	$(0.0)	(40)%	$(0.0)	$(1.2)	(100)%

Interest expense is primarily associated with our 3/4% Notes issued in December 2003. The interest expense in the Transition Period and the nine-month period ended January 1, 2010 remained relatively flat. The decrease in interest expense in fiscal 2010 compared to fiscal 2009 was primarily due to the reduction in the outstanding principal amount plus premium of the 3/4% Notes of $225.0 million, which was paid throughout fiscal 2009. We have repurchased all but $0.3 million of our 3/4% Notes as of December 31, 2010 and will not incur significant interest expense from these notes in future periods.

Benefit From (Provision For) Income Taxes

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
	(unaudited)
	(in millions, except percentages)
Benefit From (Provision For) Income Taxes	$(0.7)	$6.1	n/a	$7.6	$11.4	(33)%

For the Transition Period, the nine-month period ended January 1, 2010, and fiscal years 2010 and 2009, we recorded income tax benefits (provisions) of $(0.7) million, $6.1 million, $7.6 million and $11.4 million on losses from continuing operations before income taxes of $27.6 million, $23.8 million, $33.1 million and $39.2 million, respectively. Our effective tax rates include foreign losses in jurisdictions where no tax benefit is derived, foreign taxes in jurisdictions where tax rates differ from U.S. tax rates, changes in the valuation allowance on deferred tax assets, certain state minimum taxes, discrete tax benefits associated with settling certain tax disputes primarily with the United States, Singapore and German taxing authorities, releases of our Irish withholding taxes and changes in judgment related to uncertain tax positions in both the United States and foreign jurisdictions based on new information received and new uncertain tax positions that were identified. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period.

In the transition period for fiscal 2010, the nine-month period ended January 1, 2010 and fiscal years 2010 and 2009, our tax benefit (provision) was associated with losses incurred from continuing operations that were offset against income and taxes recorded in discontinued operations. This was partially offset by state minimum taxes and foreign taxes related to our foreign subsidiaries.

In the transition period for fiscal 2010, our tax provision included discrete tax expenses of $7.9 million primarily due to changes in judgment related to the on-going audits in our foreign jurisdictions.

In fiscal 2010, our tax benefit included discrete tax benefits of $1.3 million related to additional tax refunds that became available to us during fiscal 2010 due to the enactment of the Worker, Homeownership and Business Act of 2009, which allowed for an extension of the NOL carryback period from two to five years for United States federal tax purposes. We also recorded discrete tax benefits of $4.4 million in fiscal 2010 primarily due to reaching final settlement with the German tax authorities for fiscal years 2001 through 2004 and the Singapore tax authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. This was partially offset by discrete tax expense of $3.6 million in fiscal 2010 primarily due to changes in judgment related to the on-going audits in our foreign jurisdictions.

In fiscal 2009, our tax benefit included discrete tax benefits of $1.4 million, which included the reversal of previously accrued liabilities related to reaching final settlement with the Singapore tax authorities for fiscal years 1998 through 2000 and the lapsing of the statute of limitations on a pre-acquisition tax issue related to Eurologic. This was offset by changes in judgment related to on-going audits in our foreign jurisdictions and new foreign tax issues that were identified, which included our tax exposures that pre-date our acquisition of ICP vortex Computersysteme GmbH, or ICP vortex, resulting in increases in our liabilities for uncertain tax positions. Changes to the liabilities for uncertain tax benefits related to the Eurologic and ICP vortex items were recorded as part of the tax provision as opposed to adjusting amounts to purchase accounting as no goodwill or related intangible assets existed at March 31, 2009, due to impairments or the full amortization of intangible assets in previous fiscal years. In fiscal 2009, we also recorded a favorable tax impact due from the state of California, including accrued and unpaid interest, of approximately $1.6 million due to notices received from the California Franchise Tax Board in January 2009 as a result of their review of our amended fiscal years 1994 through 2003 tax returns. These notices indicated that certain adjustments were to be made in conjunction with adjustments made on our amended Federal tax returns for those fiscal years, due to reaching resolutions with the United States taxing authorities on all outstanding audit issues, as further discussed in Note 13 to the Consolidated Financial Statements.

We have concluded our negotiations with the IRS taxing authorities with regard to our tax disputes for our fiscal years 1994 through 2006, as discussed in Note 13 to the Consolidated Financial Statements. In fiscal 2009, the IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions in which we operate in continue to audit our tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments and believe that we have provided sufficient tax provisions for the tax exposures in such foreign jurisdictions.

As of December 31, 2010, our total gross unrecognized tax benefits were $31.8 million, of which $12.1 million, if recognized, would affect the effective tax rate. There was an overall increase of $7.9 million in our gross unrecognized tax benefits from fiscal 2010 to the transition period primarily due to tax expenses from the ongoing audits primarily in our foreign jurisdictions.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of December 31, 2010, fiscal years 2004 onward remained open to examination by the U.S.

taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions in which we operate or formerly operated. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we conduct or formerly conducted business. Management believes that it is not reasonably possible that the gross unrecognized tax benefits will change significantly within the next 12 months; however, tax audits remain open as discussed above and the outcome of any tax audits are inherently uncertain, which could change this judgment in any given quarter.

We had a valuation allowance for deferred tax assets of $70.4 million, which included immaterial out-of-period adjustments that had no impact to net loss, and $81.2 million at December 31, 2010 and March 31, 2010, respectively, as we determined that it was more likely than not that all of our net U.S. deferred tax assets will not be realized. This resulted in decrease to the valuation allowance by $10.8 million during the Transition Period and an increase to the valuation allowance by $5.3 million during fiscal 2010. Factors that led to this conclusion included, but were not limited to, our past operating results, cumulative tax losses in the United States and uncertain future income on a jurisdiction by jurisdiction basis. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets on a jurisdiction by jurisdiction basis.

Income From Discontinued Operations, Net of Taxes

	Nine-Month Period Ended			Fiscal Years Ended
	December 31, 2010	January 1, 2010	Percentage Change	March 31, 2010	March 31, 2009	Percentage Change
	(unaudited)
	(in millions, except percentages)
Income From Discontinued Operations, Net of Taxes	$10.6	$7.2	46%	$8.1	$17.6	(54)%

The change in discontinued operations in the Transition Period compared to nine-month period ended January 1, 2010 was primarily attributable to the gain of $10.7 million, net of taxes of $6.6 million, on the sale of the DPS Business to PMC-Sierra, which was consummated in June 2010, and was recorded in the Transition Period in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations. We also recorded a gain of $0.1 million, $1.0 million, $1.2 million and $4.6 million in the Transition Period, nine-month period ended January 1, 2010 and fiscal years 2010 and fiscal 2009, respectively in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations related to the sale of the Snap Server NAS business with Overland. The gain recorded in the Transition Period and fiscal 2010 for the sale of the Snap Server NAS business was based on the cash received in connection with the amended promissory note agreement with Overland, in which Overland was allowed to pay us the remaining $1.2 million receivable plus accrued interest by March 31, 2010. In fiscal 2009, we released the reserve on the receivable as cash was collected due to the continued concern of Overland’s ability to pay us. We also incurred “Income (loss) from discontinued operations, net of taxes” of $(0.3) million, $6.3 million, $6.9 million and $12.9 million in the Transition Period, nine-month period ended January 1, 2010 and fiscal years 2010 and 2009, respectively, related to the DPS Business and Snap Server NAS business.

Liquidity and Capital Resources

Key Components of Cash Flow

Working Capital:    Our principal source of liquidity is cash on hand. We focus on managing the critical components of working capital, which include payables and short-term debt. Our working capital at December 31, 2010, March 31, 2010 and March 31, 2009 was $356.8 million, $377.0 million and $385.2 million, respectively.

The decrease in working capital at December 31, 2010 compared to March 31, 2010 of $20.2 million was attributable to the proceeds received of $29.3 million in connection with the consummation of the sale of the DPS Business to PMC-Sierra, decrease in accounts payables and accrued liabilities of $13.7 million as we made payments to our suppliers, service providers and employees related to compensation matters (which included payments made under our restructuring plans and the settlement of unvested stock-based awards in the form of a fixed cash payment) and an increase of $6.0 million related to our building that we classified as assets held for sale. This was offset by decreases in accounts receivable of $7.5 million and inventory of $2.3 million as PMC-Sierra acquired substantially all assets related to the DPS Business, and to a lesser extent, the wind down of the Aristos Business, and a decrease in prepaid expenses and other current assets of $8.8 million primarily related to a tax refund received from the IRS and the release of non-cash deferred costs in association with the recognition of deferred revenue in the Transition Period.

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

Net cash used in operating activities was $14.3 million in the Transition Period compared to cash provided by operating activities of $6.7 million in the nine-month period ended January 1, 2010. The decline in operating activities was primarily due to an increase in the net loss of $7.3 million, a decrease in operating activities from discontinued operations of $16.7 million and changes in working capital assets and liabilities that decreased cash used in operations by $7.8 million, which was driven by the sale of the DPS Business to PMC-Sierra as PMC-Sierra purchased substantially all accounts receivable and inventory and certain fixed assets related to the DPS Business while we retained substantially all liabilities, and to a lesser extent, due to the wind down of the Aristos Business. This was offset by an increase in the Transition Period of non-cash charges related to depreciation and amortization of $6.0 million primarily due to a change in the remaining useful life of our intangible assets and impairment charges of $10.2 million on our intangible assets and property and equipment, net resulting from our decisions to wind down the Aristos Business and put our building up for sale.

The decline in cash provided by operating activities in fiscal 2010 compared to fiscal 2009 was primarily due to an increase in the net loss of $7.2 million, a decrease in operating activities from discontinued operations of $10.1 million, a decrease in non-cash charges due to the impairment of goodwill of $16.9 million recorded in fiscal 2009, an increase in non-cash charges related to stock-based compensation expense of $1.8 million due primarily to the modification of certain stock-based awards in fiscal 2010 and the impact caused by the true-up of actual forfeitures in fiscal 2009, an increase in non-cash charges related to depreciation and amortization of $2.7 million primarily due to the amortization of purchased intangible assets from the Aristos acquisition in September 2008, a decrease in the gain sale of investments of $1.8 million, and decrease on gain on extinguishment of debt of $1.7 million recorded in fiscal 2009. This was offset by changes in working capital assets and liabilities that increased cash provided by operations by $6.7 million and a decrease in loss from continuing operations, net of taxes by $2.3 million. In fiscal 2010, loss from continuing operations, net of taxes, included interest income of $8.5 million.

Investing activities:    Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, net cash used for acquisitions, proceeds from the sale of our DPS Business and Snap Server NAS business, proceeds from the sale of investments, and purchases of property and equipment. Net cash provided by (used in) investing activities was $21.1 million, $(31.9) million, $(50.4) million and $85.4 million in the Transition Period, the nine-month period ended January 1, 2010 and fiscal years 2010 and 2009, respectively.

In the Transition Period, we received proceeds from the sale of our DPS Business to PMC-Sierra of $29.3 million. We utilized cash for the net purchases of marketable securities of $7.2 million, $30.8 million and $48.9 million in the Transition Period, nine-month period ended January 1, 2010 and fiscal 2010, respectively, while we received cash proceeds from the net sales and maturities of our marketable securities of $123.2 million in fiscal 2009. We continue to manage our cash through interest-bearing accounts. We minimized our purchasing of property and equipment, net, from the nine-month period ended January 1, 2010 to the Transition Period as we continued to focus on cost control programs. We also entered into a software license agreement with Synopsys in the nine-month period ended January 1, 2010 for $1.8 million, of which $0.7 million was paid in the nine-month period ended January 1, 2010 and the remaining $1.0 million was paid in the Transition Period. In fiscal 2009, we acquired Aristos for $38.0 million.

Financing activities:    Financing cash activities primarily consist of repurchases of long-term debt and our common stock under the repurchase program, and employee stock option exercises. Net cash used in financing activities in the Transition Period, the nine-month period ended January 1, 2010, and fiscal years 2010 and 2009 was $32.5 million, $1.7 million, $1.4 million and $223.6 million, respectively. In the nine-month period ended January 1, 2010, and fiscal years 2010 and 2009, we repurchased $0.1 million, $0.1 million and $224.5 million, respectively, in principal amount of our 3/4% Notes for an aggregate price of $0.1 million, $0.1 million and $222.9 million, respectively. In the Transition Period, the nine-month period ended January 1, 2010 and fiscal years 2010 and 2009, we also repurchased $34.7 million, $1.7 million, $1.7 million and $2.4 million, respectively, of our common stock in connection with our authorized stock repurchase program.

Common Stock Repurchase Program

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. During the Transition Period, we repurchased approximately 11.7 million shares of our common stock at an average price of $2.93 for an aggregate repurchase price of $34.3 million, excluding brokerage commissions. During fiscal 2010, we repurchased approximately 0.7 million shares of our common stock at an average price of $2.46 for an aggregate repurchase price of $1.7 million, excluding brokerage commissions. During fiscal 2009, we repurchased approximately 1.0 million shares of our common stock at an average price of $2.29 for an aggregate repurchase price of $2.4 million, excluding brokerage commissions. We have accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. In December 2010, we terminated the stock repurchase program. Under the authorized stock repurchase program, we have cumulatively repurchased approximately 13.5 million shares of our common stock for an aggregate repurchase price of $38.4 million of our common stock, excluding brokerage commissions.

Liquidity and Capital Resource Requirements

At December 31, 2010, we had $352.4 million in cash, cash equivalents and marketable securities, of which approximately $4.9 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, commercial paper, state and municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-backed and asset-backed securities, and were recorded on our Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in the Consolidated Statements of Stockholders’ Equity.

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

In the Transition Period and fiscal 2010, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

We expect no capital expenditures during fiscal 2011, without taking into account identifying and acquiring new business operations.

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At December 31, 2010 and March 31, 2010, the carrying value of such investments aggregated $1.2 million at each date, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. We recorded a charge of $0.4 million in fiscal 2009 to the Statements of Operations due to a decline in the values of these investments. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these investments in the future.

We believe that our cash balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of the sale of the DPS Business materially changed our operations, including our anticipated cash needs as we are exploring strategic alternatives to maximize stockholder value going forward, including deploying the proceeds received for the DPS Business and our other assets in seeking business acquisition opportunities and taking other actions to redeploy our capital. In addition, should the scale of potential opportunities, prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, we may not be able to obtain adequate or favorable equity financing, if needed, due in part to our shares of common stock currently trading on the Pink Sheets. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

Commitments and Contingencies

Legal Proceedings

We are a party to litigation matters and claims, including those related to intellectual property and businesses that we wound down or sold, which are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Convertible Subordinated Notes

In fiscal 2010, we repurchased a total of $0.1 million at a price equal to 100% of the principal amount of the 3/4% Notes. At December 31, 2010, we had a remaining liability of $0.3 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We may seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months (See Note 8 to the Consolidated Financial Statements for a detailed discussion of our debt and equity transactions).

Intellectual Property and Other Indemnification Obligations

We have entered into agreements with PMC-Sierra that include certain indemnification obligations related to the sale of the DPS Business. These indemnification obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third party claims. In these circumstances, payment by us is conditional on the other party making a claim pursuant to the procedures specified in the particular agreements, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by it under these agreements. In addition, we have agreements whereby we indemnify our directors and certain of our officers for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, we maintain a director and officer insurance policy which may cover all or a portion of the liabilities arising from our obligation to indemnify our directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

Contractual Obligations

Our contractual obligations at December 31, 2010 are as follows:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt(1)	$349	$349	$—	$—	$—
Operating lease obligations(2)	996	996	—	—	—
Other long-term liabilities(3)	769	—	769	—	—
Tax obligations(4)	11,434	—	11,434	—	—

Total	$13,548	$1,345	$12,203	$—	$—

(1)	Short-term debt includes anticipated interest payments on our 3/4% Notes that are not recorded on our Consolidated Balance Sheets. As we will seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months, we have continued to classify the 3/4% Notes as short-term obligations, due less than one year. Any future repurchases of our 3/4% Notes would reduce anticipated interest and/or principal payments.

(2)	Operating lease obligations include amounts recorded in “Accrued and other liabilities” on our Consolidated Balance Sheets related to the consolidation of our facilities associated with our previous acquisition-related restructuring plan.

(3)	Other long-term liabilities included a defined benefit retirement plan at one of our foreign subsidiaries that we acquired in fiscal 2004.

(4)	Tax obligations relate to liabilities for uncertain tax positions, which were reflected in “Other long-term liabilities.” The timing of any payments which could result from the unrecognized tax benefits will depend upon a number of factors. Management believes that it is not reasonably possible that the net unrecognized tax benefits will change significantly within the next 12 months. For the purposes of this table, we have disclosed the gross unrecognized tax benefits in the “one to three years” column based on our estimate on the timing of payment for the remaining tax obligations.

Purchase Obligations

Purchase obligations relate to our contractual commitments primarily for services. We have entered into certain service agreements that are enforceable and legally binding, and contain certain termination provisions which are non-cancelable. At December 31, 2010, our purchase obligations were minimal, which was based on our current needs and our expectations that our vendors will fulfill services in fiscal 2011.

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

Fair Value Measurements:    We measure the fair value of our cash equivalents and other assets as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the Generally Accepted Accounting Principles fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1 applies to quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 applies to observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3 applies to unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

As of December 31, 2010, we did not have any Level 3 recurring financial assets or liabilities.

Cash, Cash Equivalents and Marketable Securities Valuation:    Our marketable securities are classified as available-for-sale and are reported at fair market value, inclusive of unrealized gains and losses, as of the respective balance sheet date. Marketable securities consist of corporate obligations, commercial paper, state and municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-backed and asset-backed securities Our Consolidated Balance Sheet is updated at each reporting period to reflect the change in the fair value of our marketable securities that have declined below or risen above their original cost. Our Consolidated Statements of Operations reflect a charge in the period in which a determination is made that the decline in fair value is considered to be other-than-temporary. We do not hold our securities for trading or speculative purposes.

Impairment of Long-Lived Assets:    Long-lived assets primarily relate to our intangible assets, property and equipment and assets held for sale. Intangible assets were amortized over their estimated useful lives, which originally ranged from three months to five years and were subsequently changed, during the Transition Period, to useful lives which ranged from two months to approximately 5.25 months, reflecting the pattern in which the economic benefits of the assets are expected to be realized. Property and equipment were stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets, which originally ranged from three to forty years. Assets held for sale are recorded at the lower of the carrying value or the estimated fair value less cost to sell and are not depreciated.

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

The recoverability of the carrying value of the long-lived assets, other than goodwill, is based on the estimated future undiscounted cash flows derived from the use of the asset. If a long-lived asset is determined to be impaired, the loss is measured based on the difference between the long-lived asset’s fair value and its carrying value. The estimate of fair value of long-lived assets is based on a discounted estimated future cash flows method and application of a discount rate commensurate with the risks inherent in our current business model. Our current business model contains management’s subjective estimates and judgments; however, actual results may be materially different than the assumptions made by management.

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

Revenue Recognition:    We recognized revenue from the majority of our product sales, including sales to OEMs, upon shipment from us, provided that title has passed, persuasive evidence of an arrangement existed, the price was fixed or determinable and collectibility was reasonably assured. Revenue from sales where software is essential to the functionality was recognized when passage of title and risk of ownership was transferred to customers, persuasive evidence of an arrangement existed, which was typically upon sale of product by our customer, the price was fixed or determinable and collectibility was probable. We considered many different criteria for evaluating revenue recognition on sales transactions. The application of the appropriate accounting principle to our revenue was dependent upon specific transactions or combinations of transactions. Significant management judgments and estimates were made and used in connection with the revenue recognized in any accounting period.

Our channel arrangements provided for certain product rotation rights. Additionally, we permitted the return of products subject to certain conditions. We established allowances for expected product returns. We also established allowances for rebate payments under certain marketing programs entered into by our channel partners. These allowances were recorded as direct reductions of revenue and accounts receivable. We made estimates of future returns and rebates based primarily on our past experience as well as the volume of products in the channel, trends in channel inventory, economic trends that might impact customer demand for our products (including the competitive environment), the economic value of the rebates being offered and other factors. Actual returns and rebates have not been significantly different from our estimates.

We maintained an allowance for doubtful accounts for losses that we estimated would come from our customers’ inability to make required payments. We made estimates of the collectibility of our accounts receivable by considering factors such as historical bad debt experience, specific customer creditworthiness, the age of the accounts receivable balances and current economic trends that may affect a customer’s ability to pay.

We do not expect to record any revenue in future quarters, unless a business is acquired.

Inventory:    Inventory was stated at the lower of cost (principally standard cost which approximated actual cost on a first-in, first-out basis) or market value. The valuation of inventory required us to estimate obsolete or excess inventory as well as inventory that were not of salable quality. The determination of obsolete or excess inventory required us to estimate the future demand for our products within specific time horizons, generally six to twelve months. We do not expect to record any inventory in future quarters, unless a business is acquired.

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

In June 2010, we made a decision to wind down our Aristos Business and notified our customers that final shipments would occur by the end of September 2010. We also anticipated putting our building up for sale towards the end of the Transition Period. As a result of these additional actions, we evaluated the carrying value of our long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. We then measured the impairment loss and recognized the amount in which the carrying value exceeded the estimated fair value by recording an impairment charge of $10.2 million in the Transition Period, of which $5.4 million and $4.8 million were reflected in “Cost of revenues” and “Impairment of long-lived assets,” respectively, in the Consolidated Statements of Operations. Of the $10.2 million impairment charge of our long-lived assets recorded in the Transition Period, $6.1 million related to the write off of our intangible assets and the remaining $4.1 million related to the reduction of the carrying value of our property and equipment, net, to our estimated fair value. The estimated fair value was based on the market approach and considered the perspective of market participants using or exchanging our long-lived assets. The estimation of the impairment involved assumptions that require judgment by us. During the Transition Period, we put our building up for sale and have reclassified it from “Property and equipment, net,” of $6.0 million, which represents its estimated fair value, less cost to sell, to “Assets held for sale” in the Consolidated Balance Sheets at December 31, 2010. While classified as held for sale, we may need to reassess the fair value of the building at each of our reporting periods and determine whether the carrying value is recoverable. If the carrying value is not deemed to be recoverable based on current market conditions, we may be required to record additional impairment charges for our long-lived assets in the future.

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

Dispositions

DPS Business

On June 8, 2010, we consummated a transaction with PMC-Sierra in which PMC-Sierra purchased certain assets related to the DPS Business and PMC-Sierra assumed certain of our liabilities related to the DPS Business. The transaction was pursuant to the Purchase Agreement entered into by PMC-Sierra and ADPT on May 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by us upon the closing of the transaction and the remaining $5.0 million is being withheld in an escrow account, or DPS Holdback, to secure potential indemnification obligations pursuant to the Purchase Agreement with PMC-Sierra. The DPS Holdback is to be released to us on June 8, 2011, one year after the consummation of the sale of our DPS Business, except for funds necessary to provide for any pending or satisfied claims, and will be recognized as contingent consideration in discontinued operations when received. As of December 31, 2010, the full DPS Holdback of $5.0 million remains outstanding for potential indemnification obligations that may arise. Under the Purchase Agreement, PMC-Sierra purchased substantially all accounts receivable and inventory related to the DPS Business and certain fixed assets and intellectual property (other than certain patents for which PMC-Sierra received a perpetual non-exclusive royalty free license). Included in the intellectual property assigned to PMC-Sierra was our former brand name, Adaptec. In addition, certain contracts were assigned to PMC-Sierra. PMC-Sierra has also assumed the obligations for certain of our leased facilities, primarily related to international sites used in the DPS Business, certain employee retention obligations, certain obligations related to a defined benefit retirement plan at one of the foreign subsidiaries and support and service liabilities. Expenses incurred in the transaction primarily included approximately $3.4 million for commissions and legal and accounting fees. We recorded a gain of $10.7 million, net of taxes of $6.6 million, on the disposal of the DPS Business in the Transition Period in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations.

On June 8, 2010, we also entered into a transition service agreement with PMC-Sierra, in which we provided certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services were reimbursed by PMC-Sierra. As a result of the transition service agreement, cash of $1.7 million was received on behalf of PMC-Sierra upon collection of accounts receivable and was classified as “Restricted cash” and included in “Accounts payable” on our Consolidated Balance Sheets at December 31, 2010. In the Transition Period, we incurred approximately $1.3 million in direct costs under the transition service agreement with PMC-Sierra, which were reimbursed by PMC-Sierra. As of December 31, 2010, PMC-Sierra owed us $0.1 million under the transition service agreement, which was included in “Other current assets” on our Consolidated Balance Sheets.

Snap Server NAS Business

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million was to be received on the twelve-month anniversary of the closing of the transaction pursuant to a promissory note issued to us. In fiscal 2009, we established a reserve for the remaining $1.2 million of this receivable as a result of the financial difficulties Overland had reported. In fiscal 2010, we amended the promissory note agreement with Overland, which allowed Overland to pay us the remaining $1.2 million receivable plus accrued interest by March 31, 2010; however, we received the final payment of $0.1 million from Overland in June 2010. Due to our continued concern regarding Overland’s ability to pay us, we released the reserve on the receivable as cash was collected. Under the terms of the agreement, Overland granted us a nonexclusive license to certain intellectual property and we provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees in fiscal 2009. In addition, we accrued $0.1 million for lease obligations in fiscal 2009. We recorded a gain of $0.1 million, $1.2 million and $4.6 million on the disposal of the Snap Server NAS business in the Transition Period and fiscal years 2010 and 2009, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations. To date, we have recorded a cumulative gain of $5.9 million through the Transition Period on the disposal of the Snap Server NAS business in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncements, see “Recent Accounting Pronouncements” in “Note 1—Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in this Transition Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to our investment portfolio and debt issuances. As of December 31, 2010, our available-for-sale debt investments, excluding those classified as cash equivalents, totaled $314.1 million (see Note 4 to the Consolidated Financial Statements) and included corporate obligations, commercial paper, state and municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-backed and asset-backed securities with remaining maturities beyond three months from the date of purchase, all of which are of high investment grade as specified by our investment policy. Our investment policy also limits investment concentration, the final maturity on any investment and the overall duration of the portfolio to preserve capital, to meet liquidity requirements and to maximize total return. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes.” Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation. If the yield-to-maturity on our current available-for-sale investments declines by 10%, our “Interest and other income, net” in the Consolidated Statements of Operations would be negatively impacted by approximately $0.4 million.

Equity Price Risk

We consider our direct exposure to equity price risk to be minimal. We have invested in technology companies through two venture capital funds. As of December 31, 2010, the carrying value of such investments aggregated $1.2 million (see Note 5 to the Consolidated Financial Statements). We monitor our equity investments on a periodic basis, by recording these investments based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. In the event that the carrying value of our equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

Foreign Currency Risk

We translate foreign currencies into U.S Dollars for reporting purposes and currency fluctuations can have an impact on our results. For the Transition Period and fiscal years 2010 and 2009, there was no material currency exchange impact from our intercompany transactions. The amount of local currency obligations settled in any period is not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations. A 10% change in foreign currency exchange rates for our cash, cash equivalents and marketable securities that are denominated in foreign currencies would negatively impact our annual financial results by approximately $0.5 million.

Item 8. Financial Statements and Supplementary Data

See the index appearing under Item 15(a)(1) on page 45 of this Transition Report on Form 10-K for the Consolidated Financial Statements at December 31, 2010 and March 31, 2010 and for the nine-month period ended December 31, 2010 and the fiscal years ended March 31, 2010 and 2009, as well as the Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer, or Interim CEO, and our Chief Financial Officer, or CFO, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Transition Report on Form 10-K. Based upon that evaluation, our Interim CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC, rules and forms and (ii) is accumulated and communicated to our management, including our Interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Transition Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information with respect to our directors required by this Item is incorporated in this Transition Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the Transition Period covered by this Transition Report, for our Annual Meeting of Stockholders to be held in 2011.

Information with respect to our executive officers, including their name, age, respective positions with ADPT and biographical information as of February 25, 2011 are set forth below.

John J. Quicke, age 61, has served as a member of our Board of Directors since 2007 and as our Interim President and Chief Executive Officer since January 2010. Mr. Quicke is a Managing Director and operating partner of Steel Partners LLC. He has been associated with Steel Partners LLC and its affiliates since September 2005. Mr. Quicke has also served as a director, President and Chief Executive Officer of DTG Holdings Corp., a company that is engaged in developing, manufacturing and marketing medical and dental imaging systems, and power conversion subsystems and components worldwide, since September 2009. He has served as a director of Rowan Companies, Inc., a contract drilling company, since January 2009. Mr. Quicke served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008. Mr. Quicke served as Chairman of the Board of NOVT from April 2006 to January 2008 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from October 2006 to June 2007. He served as a director of Handy & Harman Ltd. from July 2005 to December 2010. Mr. Quicke continues to serve as a Vice President of Handy & Harman Ltd., a position he has held since July 2005. Mr. Quicke served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, he was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners and explored other business opportunities.

Mary L. Dotz, age 52, has served as our Chief Financial Officer since March 31, 2008. Prior to joining Adaptec, Ms. Dotz served as Chief Financial Officer for Beceem Communications Inc., a provider of chipsets for the WIMAX market, from October 2005 to March 2008. Previously, Ms. Dotz served as Senior Vice President and Chief Financial Officer of Pinnacle Systems, Inc., a supplier of digital video products, from January 2005 until the acquisition of Pinnacle by Avid Technology, Inc. in August 2005. Prior to that, Ms. Dotz held various finance positions at NVIDIA Corporation, a fabless semiconductor company, from October 2000 to January 2005, including Vice President Finance and Corporate Controller, and Interim Chief Financial Officer from April 2002 to September 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance by our directors, executive officers and 10% or greater stockholders with Section 16(a) of the Exchange Act required by this Item is incorporated in this Transition Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the Transition Period covered by this Transition Report, for our Annual Meeting of Stockholders to be held in 2011.

Audit Committee

Information regarding the Audit Committee of our Board of Directors and our Audit Committee financial expert is incorporated by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the Transition Period covered by this Transition Report, for our Annual Meeting of Stockholders to be held in 2011.

Code of Conduct

We maintain a Code of Business Conduct, Ethics, and Compliance, which incorporates our code of ethics that is applicable to all employees, including all officers, and our independent directors with regard to their ADPT-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC, and other public communications. In addition, it incorporates our guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy. The full text of the Code of Business Conduct, Ethics, and Compliance is published on our website under Corporate Governance at http://investor.adptco.com. We will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of the SEC on our website.

Stockholder Nominations of Directors

During the nine-month period ended December 31, 2010, we did not make any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation

Information with respect to executive compensation required by this Item is incorporated in this Transition Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the Transition Period covered by this Transition Report, for our Annual Meeting of Stockholders to be held in 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the securities authorized for issuance under our equity compensation plans and the security ownership of our common stock by our directors, executive officers and 5% stockholders required by this Item is incorporated in this Transition Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the Transition Period covered by this Transition Report, for our Annual Meeting of Stockholders to be held in 2011.

Information with respect to the Compensation Committee of our Board of Directors required by this Item is incorporated in this Transition Report on Form 10-K by reference our Proxy Statement, to be filed with the SEC within 120 days after the end of the Transition Period covered by this Transition Report, for our Annual Meeting of Stockholders to be held in 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships of our directors, executive officers and 5% stockholders and related transactions required by this Item is incorporated in this Transition Report on Form 10-K by reference our Proxy Statement, to be filed with the SEC within 120 days after the end of the Transition Period covered by this Transition Report, for our Annual Meeting of Stockholders to be held in 2011.

Item 14. Principal Accounting Fees and Services

Information with respect to principal independent registered public accounting firm fees and services required by this Item is incorporated in this Transition Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the Transition Period covered by this Transition Report, for our Annual Meeting of Stockholders to be held in 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Transition Report on Form 10-K:

Page
1. Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations—Nine-Month Period Ended December 31, 2010 and Fiscal Years Ended March 31, 2010 and 2009	F-2

Consolidated Balance Sheets at December 31, 2010 and March 31, 2010	F-3

Consolidated Statements of Cash Flows—Nine-Month Period Ended December 31, 2010 and Fiscal Years Ended March 31, 2010 and 2009	F-4

Consolidated Statements of Stockholders’ Equity—Nine-Month Period Ended December 31, 2010 and Fiscal Years Ended March 31, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	II-1

3. Exhibits

The exhibits listed in the accompanying index to exhibits, which follows the signature page, are filed or incorporated by reference as part of this Transition Report on Form 10-K.

(b)	Exhibits

See Item 15(a)(3), above.

(c)	Financial Statement Schedules

See Item 15(a)(2), above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ADPT Corporation,

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of ADPT Corporation and its subsidiaries at December 31, 2010 and March 31, 2010, and the results of their operations and their cash flows for the nine months in the period ended December 31, 2010 and for each of the two years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 3, 2011

ADPT Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands, except per share amounts)
Net revenues	$8,895	$4,133	$2,733
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)	16,344	5,049	4,226

Gross loss	(7,449)	(916)	(1,493)

Operating expenses:
Research and development	5,427	17,257	12,361
Selling, marketing and administrative	10,112	22,962	23,896
Amortization of acquisition-related intangible assets	1,077	1,300	758
Restructuring charges	3,944	1,135	3,523
Impairment of long-lived assets	4,838	—	—
Goodwill impairment	—	—	16,947

Total operating expenses	25,398	42,654	57,485

Loss from continuing operations	(32,847)	(43,570)	(58,978)
Interest and other income, net	5,208	10,461	21,008
Interest expense	(3)	(6)	(1,229)

Loss from continuing operations before income taxes	(27,642)	(33,115)	(39,199)
Benefit from (provision for) income taxes	(709)	7,559	11,364

Loss from continuing operations, net of taxes	(28,351)	(25,556)	(27,835)
Discontinued operations, net of taxes:
Income (loss) from discontinued operations, net of taxes	(324)	6,886	12,918
Gain on disposal of discontinued operations, net of taxes	10,916	1,236	4,727

Income from discontinued operations, net of taxes	10,592	8,122	17,645

Net loss	$(17,759)	$(17,434)	$(10,190)

Basic and diluted income (loss) per share:
Loss from continuing operations, net of taxes	$(0.24)	$(0.21)	$(0.23)
Income from discontinued operations, net of taxes	$0.09	$0.07	$0.15
Net loss	$(0.15)	$(0.15)	$(0.09)
Shares used in computing income (loss) per share:
Basic and diluted	116,086	119,196	119,767

See accompanying Notes to the Consolidated Financial Statements.

ADPT Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$38,276	$63,948
Marketable securities	314,135	311,399
Restricted cash	1,676	—
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2010 and $34 at March 31, 2010	—	7,528
Inventories	—	2,342
Prepaid expenses	929	2,354
Other current assets	3,878	11,269
Assets held for sale	6,000	—

Total current assets	364,894	398,840
Property and equipment, net	—	11,353
Intangible assets, net	—	16,029
Other long-term assets	2,658	2,854

Total assets	$367,552	$429,076

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,353	$9,188
Accrued and other liabilities	4,398	12,271
3/4% Convertible Senior Subordinated Notes due 2023	346	346

Total current liabilities	8,097	21,805

Other long-term liabilities	12,203	4,755
Deferred income taxes	986	4,813

Total liabilities	21,286	31,373

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value
Authorized shares, 1,000; Series A shares, 250 designated; outstanding shares, none	—	—
Common stock; $0.001 par value
Authorized shares, 400,000; outstanding shares, 108,822 as of December 31, 2010 and 120,401 as of March 31, 2010	108	119
Additional paid-in capital	170,987	203,229
Accumulated other comprehensive income, net of taxes	2,861	4,286
Retained earnings	172,310	190,069

Total stockholders’ equity	346,266	397,703

Total liabilities and stockholders’ equity	$367,552	$429,076

See accompanying Notes to Consolidated Financial Statements.

ADPT Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(17,759)	$(17,434)	$(10,190)
Less: Income from discontinued operations, net of taxes	10,592	8,122	17,645

Loss from continuing operations, net of taxes	(28,351)	(25,556)	(27,835)
Adjustments to reconcile loss from continuing operations, net of taxes, to net cash used in operating activities of continuing operations:
Stock-based compensation expense	543	3,583	1,783
Inventory-related credits	(37)	(5)	—
Depreciation and amortization	13,146	9,709	7,006
Impairment of goodwill and intangible assets	10,171	—	16,947
Gain on sale of investments	—	(440)	(2,255)
Gain on extinguishment of debt	—	—	(1,643)
Other non-cash items	—	34	104
Changes in assets and liabilities, net of effects from the purchase of Aristos Logic Corporation:
Accounts receivable	698	(400)	1,023
Inventories	258	191	6
Prepaid expenses and other current assets	7,620	764	6,256
Other assets	153	6,332	(4,736)
Accounts payable	(7,502)	(1,331)	(2,036)
Other liabilities	(11,186)	(7,719)	(9,327)

Net Cash Used in Operating Activities of Continuing Operations	(14,487)	(14,838)	(14,707)
Net Cash Provided by Operating Activities of Discontinued Operations	174	18,251	28,357

Net Cash Provided by (Used in) Operating Activities	(14,313)	3,413	13,650

Cash Flows From Investing Activities:
Purchase of Aristos Logic Corporation, net of cash acquired	—	—	(38,005)
Purchase of intangible assets (installment payments)	(953)	(702)	—
Proceeds from sale of investments	—	440	—
Purchases of property and equipment	—	(585)	(476)
Purchases of marketable securities	(198,403)	(236,947)	(231,349)
Sales of marketable securities	141,681	102,856	273,132
Maturities of marketable securities	49,536	85,187	79,777
Maturities of restricted marketable securities	—	—	1,688

Net Cash Provided by (Used in) Investing Activities of Continuing Operations	(8,139)	(49,751)	84,767
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	29,238	(698)	630

Net Cash Provided by (Used in) Investing Activities	21,099	(50,449)	85,397

Cash Flows From Financing Activities:
Repurchases and redemption on long-term debt	—	(128)	(222,915)
Proceeds from the issuance of common stock	2,169	448	1,676
Repurchase of common stock	(34,684)	(1,756)	(2,401)

Net Cash Used in Financing Activities of Continuing Operations	(32,515)	(1,436)	(223,640)
Net Cash Used in Financing Activities of Discontinued Operations	—	—	—

Net Cash Used in Financing Activities	(32,515)	(1,436)	(223,640)

Effect of Foreign Currency Translation on Cash and Cash Equivalents	57	696	(3,594)

Net Decrease in Cash and Cash Equivalents	(25,672)	(47,776)	(128,187)
Cash and Cash Equivalents at Beginning of Year	63,948	111,724	239,911

Cash and Cash Equivalents at End of Year	$38,276	$63,948	$111,724

See accompanying Notes to Consolidated Financial Statements.

ADPT Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Retained Earnings	Total
	Shares	Amount
	(in thousands)
Balance, March 31, 2008	120,920	$121	$199,289	$6,993	$217,693	$424,096
Components of comprehensive loss:
Net loss	—	—	—	—	(10,190)	(10,190)
Unrealized losses on available-for-sale investments, net of taxes	—	—	—	(600)	—	(600)
Foreign currency translation adjustment, net of taxes	—	—	—	(3,429)	—	(3,429)

Total comprehensive loss, net of taxes						(14,219)

Sale of common stock under employee option plans	499	1	1,675	—	—	1,676
Net issuance of restricted shares	671	—	—	—	—	—
Net settlement of restricted shares	(346)	(1)	(1,659)	—	—	(1,660)
Stock-based compensation	—	—	3,388	—	—	3,388
Repurchase of common stock	(1,033)	(1)	(2,400)	—	—	(2,401)

Balance, March 31, 2009	120,711	120	200,293	2,964	207,503	410,880
Components of comprehensive loss:
Net loss	—	—	—	—	(17,434)	(17,434)
Unrealized gains on available-for-sale investments, net of taxes	—	—	—	110	—	110
Foreign currency translation adjustment, net of taxes	—	—	—	1,212	—	1,212

Total comprehensive loss, net of taxes						(16,112)

Sale of common stock under employee option plans	182	1	447	—	—	448
Net issuance of restricted shares	620	—	—	—	—	—
Net settlement of restricted shares	(406)	(1)	(1,572)	—	—	(1,573)
Stock-based compensation	—	—	5,816	—	—	5,816
Repurchase of common stock	(706)	(1)	(1,755)	—	—	(1,756)

Balance, March 31, 2010	120,401	119	203,229	4,286	190,069	397,703
Components of comprehensive loss:
Net loss	—	—	—	—	(17,759)	(17,759)
Unrealized losses on available-for-sale investments, net of taxes	—	—	—	(1,566)	—	(1,566)
Foreign currency translation adjustment, net of taxes	—	—	—	141	—	141

Total comprehensive loss, net of taxes						(19,184)

Sale of common stock under employee option plans	761	1	2,168	—	—	2,169
Net cancellation of restricted shares	(620)	—	—	—	—	—
Net settlement of restricted shares	8	(1)	(860)	—	—	(861)
Stock-based compensation	—	—	1,123	—	—	1,123
Repurchase of common stock	(11,728)	(11)	(34,673)	—	—	(34,684)

Balance, December 31, 2010	108,822	$108	$170,987	$2,861	$172,310	$346,266

See accompanying Notes to the Consolidated Financial Statements.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Description

ADPT Corporation (“ADPT” or the “Company”) is primarily focused on capital redeployment and identification of new, profitable business operations in which it can utilize its existing working capital and maximize the use of the Company’s net operating losses (“NOLs”) in the future. In September 2010, the Company completed the wind down of its products and associated technology obtained from its acquisition of Aristos Logic Corporation (“Aristos Business”), which provided enterprise-class external storage products, including Application Specific Integrated Circuits (“ASICs”) and software, to Original Equipment Manufacturers (“OEMs”). The Company considered all of its products to be similar in nature and function. The Company also operates in one segment and did not derive any amount of its revenue from services or support. For details regarding the Company’s historical business, which has been accounted for as discontinued operations, refer to Note 3 to the Consolidated Financial Statements.

Basis of Presentation

In December 2010, the Company changed its fiscal year end from March 31 to December 31. As a result of this change, the Company’s consolidated financial statements and notes thereto included the nine-month transition period from April 1, 2010 to December 31, 2010 (“the transition period for fiscal 2010”) in its Transition Report on Form 10-K for the fiscal year ended December 31, 2010. The disclosures surrounding the historical consolidated financial statements and notes thereto remain unchanged for the twelve month period from April 1 to March 31 for fiscal years ended March 31, 2010 (“fiscal 2010”) and March 31, 2009 (“fiscal 2009”) or (collectively “fiscal years 2010 and 2009”). Subsequent to this Transition Report on Form 10-K, the Company’s reports on Form 10-K will cover the calendar year from January 1 to December 31 with historical periods remaining unchanged.

The Company’s Consolidated Financial Statements include the accounts of ADPT and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Reclassifications

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and regularly evaluates estimates and assumptions related to review of long-lived assets for impairments, non-controlling interests in certain funds, stock-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies, goodwill, purchased intangible asset valuations, self-insurance, revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves and inventory reserves. The actual results the Company experiences may differ materially and adversely from its original estimates.

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentation, including the Company’s disclosures surrounding discontinued operations, as discussed further in Notes 2, 3, 6, 7, 9, 11, 13, 14 and 20 to the Consolidated Financial Statements. The discontinued operations included the reclassification of the Company’s financial statements and related disclosures for all periods presented, except for the historical Consolidated Balance Sheets and Consolidated Statements of Stockholder’s Equity. These reclassifications had no impact on net loss, total assets or total stockholders’ equity. Unless otherwise indicated, the Notes to the Consolidated Financial Statements relate to the discussion of the Company’s continuing operations.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

For foreign subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to United States Dollars using period-end exchange rates, and translates revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in “Accumulated other comprehensive income, net of taxes,” as a separate component of stockholders’ equity in the Consolidated Balance Sheets.

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

The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at both December 31, 2010 and March 31, 2010 was $0.3 million. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis of $0.3 million at both December 31, 2010 and March 31, 2010 for the 3/4% Notes to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value.

Cash Equivalents and Marketable Securities

Cash equivalents consist of liquid investments with remaining maturities of three months or less from the date of purchase. Marketable securities consist of corporate obligations, commercial paper, state and municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-backed and asset-backed securities with remaining maturities beyond three-months from the date of purchase. The Company classifies its marketable securities as short-term, even though certain securities mature beyond one year, as the Company has the ability to liquidate these securities at any time. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.

Marketable securities, including equity securities, are classified as available-for-sale and are reported at fair market value and unrealized gains and losses, net of income taxes are included in “Accumulated other comprehensive income, net of taxes” as a separate component of stockholders’ equity in the Consolidated Balance Sheets. The marketable securities are adjusted for accretion of premiums and amortization of discounts and such accretion or amortization is included in “Interest and other income, net” in the Consolidated Statements of Operations. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline in value is other-than-temporary. Among other things, the Company considers the duration and extent to which the market value has declined relative to its cost basis and economic factors influencing the markets. Unrealized losses considered to be other-than-temporary are recorded to “Interest and other income, net” in the Consolidated Statements of Operations in the period in which the determination is made. Gains and losses on securities sold are determined based on the average cost method and are included in “Interest and other income, net” in the Consolidated Statements of Operations. The Company does not hold its securities for trading or speculative purposes.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

The Company primarily sold its products to OEMs throughout the world. Sales to customers were predominantly denominated in United States Dollars and, as a result, the Company believed its foreign currency risk relating to sales was minimal. The Company performed ongoing credit evaluations of its customers’ financial condition and generally did not require collateral from its customers. The Company maintained an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

There were no accounts receivables at December 31, 2010. Three customers accounted for 32%, 15% and 13% of gross accounts receivable at March 31, 2010. In the transition period for fiscal 2010, Apple, Inc. (“Apple”) and International Business Machines (“IBM”) accounted for 59% and 35% of the Company’s total net revenues, respectively. In fiscal 2010, Apple accounted for 92% of the Company’s total net revenues. In fiscal 2009, Apple and Xiotech Corporation accounted for 70% and 14% of the Company’s total net revenues, respectively.

The Company believes that its existing sources of liquidity, including its cash, cash equivalents and marketable securities, will be adequate to support its operating and capital investment activities for the next twelve months.

Inventories

There were no inventories at December 31, 2010. Inventories at March 31, 2010 were stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company wrote down inventories based on estimated excess and obsolete inventories, determined primarily by future demand forecasts. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Intangible Assets, Net

Intangible assets, net, consisted of acquisition-related intangible assets, software license agreement, intellectual property and warrants and were carried at cost less accumulated amortization. Intangible assets, net,

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

were amortized over their estimated useful lives, which originally ranged from three months to five years, and were subsequently changed, during the transition period for fiscal 2010, to useful lives which ranged from two months to approximately 5.25 months, reflecting the pattern in which the economic benefits of the assets are expected to be realized. For details regarding intangible assets, net, refer to Note 7 to the Consolidated Financial Statements.

Property and Equipment, Net

Property and equipment, net, were stated at cost and were depreciated or amortized using the straight-line method over the estimated useful lives of the assets. The Company capitalizes substantially all costs related to the purchase and implementation of software projects used for internal business operations. Capitalized internal-use software costs primarily include license fees, consulting fees and any associated direct labor costs and were amortized over the estimated useful life of the asset, typically a three-year to five-year period.

Impairment of Long-Lived Assets

The Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of its long-lived assets are impaired. If a long-lived asset is determined to be impaired, the loss is measured based on the difference between the long-lived asset’s fair value and its carrying value. The recoverability of the carrying value of the long-lived assets, other than goodwill, was based on the estimated future undiscounted cash flows derived from the use of the asset. The estimate of fair value of long-lived assets was based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in the Company’s business model. The impairment of long-lived assets is included in “Cost of sales” and “Impairment of long-lived assets” in the Consolidated Statements of Operations. For details regarding long-lived assets’ impairment analysis or charges taken in the transition period for fiscal 2010 and fiscal years 2010 and 2009, refer to Notes 7 to the Consolidated Financial Statements.

Stock-Based Compensation

The Company has employee and director stock compensation plans, which are described in Note 9 to the Consolidated Financial Statements. The Company measures and recognizes stock-based compensation expense for all stock-based awards based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusts it for estimated forfeitures. In addition, the Company applies the simplified method to establish the beginning balance of the additional paid in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax shortfalls. Tax shortfalls arise when actual tax benefits realized upon the exercise of stock options are less than the tax benefit recorded in the financial statements. Disclosure provisions related to equity instruments, including stock-based compensation expense, are discussed further in Note 9 to the Consolidated Financial Statements.

Revenue Recognition

The application of the appropriate accounting principle to the Company’s revenue was dependent upon specific transactions or combination of transactions. As described below, significant management judgments and estimates were made and used in connection with the revenue recognized in any accounting period. Material differences may have resulted in the amount and timing of revenue for any period if management had made different judgments or utilized different estimates.

The Company recognized revenue from its product sales, including sales to OEMs, when persuasive evidence of an arrangement existed, delivery has occurred or services have been rendered, the price was fixed or

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

determinable and collectibility was reasonably assured. These criteria were usually met upon shipment from the Company, provided that the risk of loss has transferred to the customer, customer acceptance was obtained or acceptance provisions have lapsed, or the Company has established a historical pattern that acceptance by the customer has been fulfilled. The Company’s sales were based on customer purchase orders, and to a lesser extent, contractual agreements, which provided that evidence of an arrangement existed.

The Company’s distributor arrangements provided distributors with certain product rotation rights. Additionally, the Company permitted distributors to return products subject to certain conditions. The Company established allowances for expected product returns. The Company also establishes allowances for rebate payments under certain marketing programs entered into with distributors. These allowances comprise the Company’s revenue reserves and are recorded as direct reductions of revenue and accounts receivable. The Company made estimates of future returns band rebates based primarily on its past experience as well as the volume of products in the distributor channel, trends in distributor inventory, economic trends that might impact customer demand for its products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from the Company’s estimates.

For products which contained software, where software was essential to the functionality of the product, or software product sales, the Company recognized revenue when passage of title and risk of ownership was transferred to customers, persuasive evidence of an arrangement exists, which was typically upon sale of product by the customer, the price was fixed or determinable and collectibility was probable. For software sales that were considered multiple element transactions, the entire fee from the arrangement was allocated to each respective element based on its vendor specific fair value or upon the residual method and recognized when revenue recognition criteria for each element were met. Vendor specific fair value for each element is established based on the sales price charged when the same element is sold separately or based upon a renewal rate.

Software Development Costs

The Company’s policy is to capitalize software development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through December 31, 2010, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to “Research and development” in the Consolidated Statements of Operations.

Income Taxes

The Company accounts for income taxes for uncertain tax positions using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Company’s financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. At December 31, 2010 and March 31, 2010, the Company had recorded liabilities of $11.4 million and $3.7 million, respectively, for uncertain tax positions and the Company continues to recognize interest and/or penalties related to uncertain tax positions as income tax expense within “Benefit from (provision for) income taxes” in its Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued during the transition period for fiscal 2010 and fiscal years 2010 and 2009 was immaterial. Due to the complexity and uncertainty associated with the

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Company’s tax contingencies, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for the Company’s liabilities associated with uncertain tax positions.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the requirements for revenue recognition, which eliminates the use of the residual method and incorporates the use of an estimated selling price to allocate arrangement consideration. In addition, the revenue recognition guidance amends the scope to exclude tangible products that contain software and non-software components that function together to deliver the product’s essential functionality. The amendments to the accounting standards related to revenue recognition are effective for fiscal years beginning after June 15, 2010, which will begin with the Company’s first quarter of fiscal 2011, unless adopted early. Upon adoption, the Company may apply the guidance retrospectively or prospectively for new or materially modified arrangements. Since the Company completed the wind down of its product offerings by September 2010, this accounting standard will have no financial impact in future quarters, until a business is acquired.

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance provides that an entity shall disclose any significant transfers of assets and liabilities between those that are actively traded in markets (level 1) and those that are not actively traded but have observable inputs (level 2), and the reasons for the transfers. The disclosure requirements regarding the transfers of assets and liabilities, which was effective for interim or fiscal periods beginning after December 15, 2009, or which began with the Company’s fourth quarter of fiscal 2010, did not have a financial impact on the Company’s Consolidated Financial Statements; however, the disclosure requirements mandated by this accounting standard are discussed further in Notes 5 to the Consolidated Financial Statements. The guidance also provides that disclosures for assets and liabilities with significant unobservable inputs (level 3) should separately disclose the purchases, sales, issuances and settlements in a rollforward as opposed to aggregating it as one. The disclosure requirements regarding further details surrounding assets and liabilities utilizing level 3 are effective for fiscal years beginning after December 15, 2010, which will begin with the Company’s first quarter of fiscal 2011. The Company does not anticipate that the additional disclosure requirements will have a material impact on its Consolidated Financial Statements.

Note 2. Acquisition

On September 3, 2008, the Company completed the acquisition of Aristos Logic Corporation (“Aristos”), a provider of redundant array of independent disks, or (“RAID”), technology to the data storage industry, pursuant to an Agreement and Plan of Merger dated as of August 27, 2008 (the “Merger Agreement”) by and among Adaptec, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of Adaptec, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. The Merger Agreement provided for the Company’s acquisition of Aristos through a merger in which Aristos became a wholly-owned subsidiary of the Company. The acquisition of Aristos was to allow the Company to expand into adjacent RAID markets that the Company believed would provide it with growth opportunities, including blade servers, enterprise-class external

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

storage systems and performance desktops, and would provide the Company with a strong ASIC roadmap. In addition, this acquisition enabled the Company to pursue new OEM opportunities and expand its channel product offerings containing unified serial technologies.

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

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

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

The values allocated to core and existing technologies, customer relationships and backlog created as a result of the acquisition of Aristos were initially amortized over estimated useful lives of sixty months, thirty-six months and three months, respectively, and were subsequently changed during the transition period for fiscal 2010 to approximately 5.25 months (Note 7), reflecting the period in which the economic benefits of the assets are expected to be realized. The total value allocated to the acquired intangible assets as a result of the Aristos acquisition was initially amortized over an estimated weighted average useful life of fifty-five months. No residual value was estimated for the intangible assets. Goodwill was not expected to be deductible for tax purposes.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

Pro forma financial information:    The following unaudited pro forma financial information for fiscal 2009 presents the combined results of the Company and Aristos, as if the acquisition had occurred at the beginning of the period presented. Such pro forma results are not necessarily indicative of what actually would have occurred had the Aristos acquisition been in effect for the periods presented nor are they indicative of results that could occur in the future. Certain adjustments have been made to the combined results of operations, including the amortization of acquired other intangible assets, a reduction to interest income to reflect the cash paid for the acquisition, a reduction to interest expense related to the Aristos debt and the elimination of the change in fair value of preferred stock warrants, which were extinguished as part of the Merger Agreement, and the elimination of share-based compensation expense recognized by Aristos, as the Company did not assume any share-based awards as part of the merger. The pro forma financial results for fiscal 2009 were as follows:

Fiscal Year Ended March 31, 2009
(in thousands, except per share amounts)
Net revenues	$4,519

Loss from continuing operations, net of taxes	$(38,494)
Income from discontinued operations, net of taxes	17,645

Net loss	$(20,849)

Basic and diluted income (loss) per share:
Loss from continuing operations, net of taxes	$(0.32)
Income from discontinued operations, net of taxes	$0.15
Net loss	$(0.17)
Shares used in computing income (loss) per share:
Basic and diluted	119,767

Note 3. Discontinued Operations

DPS Business:    On June 8, 2010, the Company consummated a transaction with PMC-Sierra, Inc. (“PMC-Sierra”) in which PMC-Sierra purchased certain assets related to the Company’s business of providing data storage hardware and software solutions and products (the “DPS Business”) and PMC-Sierra assumed certain liabilities of the Company related to the DPS Business. The transaction was pursuant to the Asset Purchase Agreement (the “Purchase Agreement”) entered into by PMC-Sierra and ADPT on May 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by the Company upon the closing of the transaction and the remaining $5.0 million is being withheld in an escrow account (“DPS Holdback”) to secure potential indemnification obligations pursuant to the Purchase Agreement with PMC-Sierra. The DPS Holdback is to be released to the Company on June 8, 2011, one year after the consummation of the sale of the Company’s DPS Business, except for funds necessary to provide for any pending or satisfied claims, and will be recognized as contingent consideration in discontinued operations when received. As of December 31, 2010, the full DPS Holdback of $5.0 million remains outstanding for potential indemnification obligations that may arise. Under the Purchase Agreement, PMC-Sierra purchased substantially all accounts receivable and inventory related to the DPS Business and certain fixed assets and intellectual property (other than certain patents for which PMC-Sierra received a perpetual non-exclusive royalty free license). Included in the intellectual property assigned to PMC-Sierra was the Company’s former brand name, Adaptec. In addition, certain contracts were assigned to PMC-Sierra. PMC-Sierra has also assumed the obligations for certain of the Company’s leased facilities, primarily related to international sites used in the DPS Business, certain employee retention obligations, certain obligations related to a defined benefit retirement plan at one of the foreign subsidiaries and support and service liabilities. Expenses incurred in the transaction

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Discontinued Operations (Continued)

primarily included approximately $3.4 million for commissions and legal and accounting fees. The Company recorded a gain of $10.7 million, net of taxes of $6.6 million, on the disposal of the DPS Business in the transition period for fiscal 2010 in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations.

On June 8, 2010, the Company also entered into a transition service agreement with PMC-Sierra, in which the Company provided certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services were reimbursed by PMC-Sierra. As a result of the transition service agreement, cash of $1.7 million was received on behalf of PMC-Sierra upon collection of accounts receivable and was classified as “Restricted cash” and included in “Accounts payable” on the Company’s Consolidated Balance Sheets at December 31, 2010. In the transition period for fiscal 2010, the Company incurred approximately $1.3 million in direct costs under the transition service agreement with PMC-Sierra, which were reimbursed by PMC-Sierra. As of December 31, 2010, PMC-Sierra owed the Company $0.1 million under the transition service agreement, which was included in “Other current assets” on the Company’s Consolidated Balance Sheets.

Net revenues and the components of income (loss) related to the DPS Business included in discontinued operations, were as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands)
Net revenues	$11,725	$69,549	$112,041

Income from discontinued operations before provision for income taxes	212	11,970	22,618
Provision for income taxes	(536)	(5,084)	(8,759)

Income (loss) from discontinued operations, net of taxes	$(324)	$6,886	$13,859

The components of net assets, at the time of the sale of the DPS Business, were as follows:

July 2, 2010
(in thousands)
Inventories	$3,817
Accounts receivable, net	6,437
Prepaids and other current assets	180

Total current assets of discontinued operations	10,434
Property and equipment, net	858

Total assets of discontinued operations	11,292

Accrued and other liabilities	(1,746)

Total current liabilities of discontinued operations	(1,746)
Other long-term liabilities	(956)

Total liabilities of discontinued operations	(2,702)

Net assets of discontinued operations	$8,590

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Discontinued Operations (Continued)

Snap Server Network Attached Storage (“NAS”) Business:    On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. (“Overland”) for the sale of the Snap Server NAS portion of the Company’s former Storage Solutions Group segment (the “Snap Server NAS business”) for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million was to be received on the twelve-month anniversary of the closing of the transaction pursuant to a promissory note issued to the Company. In fiscal 2009, the Company established a reserve for the remaining $1.2 million of this receivable as a result of the financial difficulties Overland had reported. In fiscal 2010, the Company amended the promissory note agreement with Overland, which allowed Overland to pay the Company the remaining $1.2 million receivable plus accrued interest by March 31, 2010; however, the Company received the final payment of $0.1 million from Overland in June 2010. Due to the Company’s continued concern regarding Overland’s ability to pay the Company, the Company released the reserve on the receivable as cash was collected. Under the terms of the agreement, Overland granted the Company a nonexclusive license to certain intellectual property and the Company provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees in fiscal 2009. In addition, the Company accrued $0.1 million for lease obligations in fiscal 2009. The Company recorded a gain of $0.1 million, $1.2 million and $4.6 million on the disposal of the Snap Server NAS business in the transition period for fiscal 2010 and fiscal years 2010 and 2009, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations. To date, the Company has recorded a cumulative gain of $5.9 million through the transition period for fiscal 2010 on the disposal of the Snap Server NAS business in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations.

Net revenues and the components of loss related to the Snap Server NAS business included in discontinued operations, which were previously included in the Company’s SSG segment, were as follows:

Fiscal Year Ended March 31, 2009
(in thousands)
Net revenues	$4,413

Loss from discontinued operations before provision for income taxes	(941)
Provision for income taxes	—

Loss from discontinued operations, net of taxes	$(941)

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

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Discontinued Operations (Continued)

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

The Company’s portfolio of marketable securities at December 31, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$5,737	$—	$—	$5,737
United States government securities	57,379	409	(32)	57,756
Government agencies	53,065	308	(51)	53,322
Mortgage-backed securities	32,161	141	(36)	32,266
State and municipalities	4,021	2	(39)	3,984
Corporate obligations	183,971	1,122	(117)	184,976
Asset-backed securities	492	17	—	509

Total available-for-sale securities	336,826	1,999	(275)	338,550
Amounts classified as cash equivalents	(24,415)	—	—	(24,415)

Amounts classified as marketable securities	$312,411	$1,999	$(275)	$314,135

The Company’s portfolio of marketable securities at March 31, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$16,739	$—	$—	$16,739
United States government securities	41,058	156	(15)	41,199
Government agencies	92,795	905	(34)	93,666
Mortgage-backed securities	42,309	559	(55)	42,813
State and municipalities	1,065	—	(2)	1,063
Corporate obligations	136,934	1,675	(18)	138,591
Asset-backed securities	7,791	119	—	7,910

Total available-for-sale securities	338,691	3,414	(124)	341,981
Amounts classified as cash equivalents	(30,582)	—	—	(30,582)

Amounts classified as marketable securities	$308,109	$3,414	$(124)	$311,399

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Marketable Securities (Continued)

Sales of marketable securities resulted in gross realized gains of $1.1 million, $0.7 million and $1.4 million during the transition period for fiscal 2010 and fiscal years 2010 and 2009, respectively. Sales of marketable securities resulted in gross realized losses of $0.5 million, $0.2 million and $0.8 million during the transition period for fiscal 2010 and fiscal years 2010 and 2009, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
United States government securities	$12,793	$(32)	$—	$—	$12,793	$(32)
Government agencies	17,977	(51)	—	—	17,977	(51)
Mortgage-backed securities	11,019	(36)	—	—	11,019	(36)
State and municipalities	2,843	(39)	—	—	2,843	(39)
Corporate obligations	36,815	(117)	—	—	36,815	(117)

Total	$81,447	$(275)	$—	$—	$81,447	$(275)

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

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to liquidity challenges and changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the transition period for fiscal 2010 and fiscal 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Marketable Securities (Continued)

The amortized cost and estimated fair value of investments in available-for-sale debt securities at December 31, 2010 and March 31, 2010, by contractual maturity, were as follows:

	December 31, 2010		March 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$149,441	$149,900	$154,314	$155,728
Mature after one year through three years	184,162	185,436	184,060	185,934
Mature after three years through five years	3,223	3,214	317	319

	$336,826	$338,550	$338,691	$341,981

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

Assets Measured at Fair Value on a Recurring Basis

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid. Level 1 instruments also include United States government securities, government agencies, state and municipalities, and substantially all mortgage-backed securities as these securities are backed by the federal or state governments and traded in active markets frequently with sufficient volume. Level 2 instruments are valued using the market approach which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. At both December 31, 2010 and March 31, 2010, there were no significant transfers that occurred between levels 1 and 2 of its financial assets. In addition, at both December 31, 2010 and March 31, 2010, the Company did not have any financial assets utilizing level 3 to value its financial assets on a recurring basis. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Fair Value Measurements (Continued)

Financial assets measured at fair value on a recurring basis at December 31, 2010 and March 31, 2010 were as follows:

		December 31, 2010			March 31, 2010
		Fair Value Measurements At Reporting Date Using			Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
Cash, including short-term deposits(1)	$19,598	$19,598	$—	$50,105	$50,105	$—
United States government securities(2)	57,756	57,756	—	41,199	41,199	—
Government agencies(3)	53,322	53,322	—	93,666	93,666	—
Mortgage-backed securities(3)	32,266	31,870	396	42,813	41,696	1,117
State and municipalities(3)	3,984	3,984	—	1,063	1,063	—
Corporate obligations(4)	184,976	—	184,976	138,591	—	138,591
Asset-backed securities(3)	509	—	509	7,910	—	7,910

Total	$352,411	$166,530	$185,881	$375,347	$227,729	$147,618

(1)	At December 31, 2010, the Company recorded $19,483,000 and $115,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2010, the Company recorded $50,100,000 and $5,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.

(2)	At December 31, 2010, the Company recorded $57,756,000 within “Marketable securities”. At March 31, 2010, the Company recorded $4,099,000 and $37,100,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.

(3)	Recorded within “Marketable securities.”

(4)	At December 31, 2010, the Company recorded $18,793,000 and $166,183,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2010, the Company recorded $9,749,000 and $128,842,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company utilized level 3 to value its non-financial assets on a non-recurring basis. These non-financial assets were adjusted to its implied fair value as indicators were present that the carrying value of such assets may not be fully recoverable. Level 3 instruments, which are categorized as significant unobservable inputs, included the Company’s long-lived assets classified as held for sale and non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. Although the Company used the market approach for the fair value of its long-lived assets classified as held for sale based on similar assets either sold, pending sale or available for sale, the terms of these similar assets are highly subjective, resulting in the classification as level 3. In addition, Pacven Walden Ventures V Funds invests in technology companies worldwide, primarily in the communications, electronics, information technology services, internet, software, life sciences and semiconductor industries. APV Technology Partners II, L.P. invests in technology companies that are privately-held, which are organized in the United States. The

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Fair Value Measurements (Continued)

Company regularly monitors these investments by recording these investments within “Other long-term assets” on the Consolidated Balance Sheets based on quarterly statements the Company receives from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and other income, net,” in the Consolidated Statements of Operations. At both December 31, 2010 and March 31, 2010, there were no transfers in or out of level 3 related to the Company’s long-lived assets classified as held for sale and the Company’s two venture capital funds.

Financial assets measured at fair value on a non-recurring basis at December 31, 2010 were as follows:

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Non-controlling interest in certain funds(1)	$1,184	$—	$—	$1,184
Long-lived assets held and used(2)	—	—	—	—
Long-lived assets held for sale(3)	6,000	—	—	6,000

	$7,184	$—	$—	$7,184

(1)	The Company’s carrying value for non-controlling interest in certain non-public companies approximates its fair value, as discussed in further detail above.

(2)	Long-lived assets held and used with a carrying amount of $6.1 million were fully impaired and written off to its implied fair value, which was included in the Consolidated Statements of Operations in the transition period for fiscal 2010 (Note 7).

(3)	Long-lived assets held for sale, which was previously classified as held and used with a carrying value of $10.1 million at July 2, 2010, were written down to the implied fair value of $6.0 million, net of cost to sell, resulting in an impairment of $4.1 million, which was included in the Statements of Operations in the transition period for fiscal 2010 (Note 7).

Financial assets measured at fair value on a non-recurring basis at March 31, 2010 were as follows:

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Non-controlling interest in certain funds	$1,233	$—	$—	$1,233

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Balance Sheet Details

Inventories

The components of inventories at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010	March 31, 2010
	(in thousands)
Raw materials	$—	$8
Work-in-process	—	393
Finished goods	—	1,941

Inventories	$—	$2,342

Accrued and Other Liabilities

The components of accrued and other liabilities at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010	March 31, 2010
	(in thousands)
Tax-related	$557	$1,075
Restructuring-related	1,231	618
Accrued compensation and related taxes	1,334	4,637
Professional services	1,148	1,118
Deferred margin	—	2,717
Obligations under software license agreement	—	1,053
Other	128	1,053

Accrued and other liabilities	$4,398	$12,271

Other Long-term Liabilities

The components of other long-term liabilities at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010	March 31, 2010
	(in thousands)
Tax-related	$11,434	$3,656
Restructuring-related	—	165
Other	769	934

Other long-term liabilities	$12,203	$4,755

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Balance Sheet Details (Continued)

Accumulated Other Comprehensive Income, Net of Taxes

The components of accumulated other comprehensive income, net of taxes, at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010	March 31, 2010
	(in thousands)
Net unrealized gain on marketable securities, net of taxes of $1,365 in both December 31, 2010 and March 31, 2010	$364	$1,930
Foreign currency translation, net of taxes of $1,351 and $1,287 in December 31, 2010 and March 31, 2010, respectively	2,497	2,356

Accumulated other comprehensive income, net of taxes	$2,861	$4,286

Note 7. Goodwill and Long-Lived Assets

Goodwill

In September 2008, goodwill was increased by $16.9 million due to the acquisition of Aristos (Note 2). Goodwill was not allocated but managed at the Company level, as the Company contains only one reporting unit. During the fourth quarter of fiscal 2009, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. In addition, the Company performed its annual review of goodwill in the fourth quarter of fiscal 2009. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an impairment charge of $16.9 million in fiscal 2009 to write off the entire goodwill balance. This impairment charge was recorded within “Goodwill impairment” in the Consolidated Statements of Operations.

Property and Equipment, Net

The components of property and equipment, net, at December 31, 2010 and March 31, 2010 were as follows:

	Life	December 31, 2010		March 31, 2010
		(in thousands)
Land	—	$—		$2,855
Buildings and improvements	5-40 years	—		12,698
Machinery and equipment	3-5 years	—		3,672
Furniture and fixtures	3-7 years	—		13,279
Leasehold improvements	Lesser of useful life or life of lease	—		123

		—		32,627
Accumulated depreciation and amortization		—	(1)	(21,274)

Property and equipment, net		$—		$11,353

(1)	During the transition period for fiscal 2010, all property and equipment, net was either sold or reclassified to “Assets held for sale” in the Consolidated Balance Sheets, as discussed in further detail below.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill and Long-Lived Assets (Continued)

Depreciation and amortization expense was $0.3 million, $1.2 million and $1.5 million in the transition period for fiscal 2010 and fiscal years 2010 and 2009, respectively. The Company impaired certain of its assets in the transition period for fiscal 2010, resulting in the write down of $4.1 million as discussed in further detail below.

Intangible Assets, Net

The components of intangible assets, net, at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010				March 31, 2010
	Gross Carrying Amount	Impairment/ Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$18,800	$(18,800	)(1)	$—	$34,348	$(21,501)	$12,847
Customer relationships	3,900	(3,900	)(2)	—	4,233	(2,391)	1,842
Trade names	—	—		—	674	(674)	—
Backlog	340	(340)		—	340	(340)	—

Subtotal	23,040	(23,040)		—	39,595	(24,906)	14,689

Intellectual property assets and warrants	—	—		—	26,992	(26,992)	—
Software license	1,755	(1,755)		—	1,755	(415)	1,340

Intangible assets, net	$24,795	$(24,795)		$—	$68,342	$(52,313)	$16,029

(1)	Accumulated amortization at December 31, 2010 included impairment charges of $5,333,000, which was recorded within “Cost of revenues” in the Consolidated Statements of Operations in the transition period for fiscal 2010.

(2)	Accumulated amortization at December 31, 2010 included impairment charges of $764,000, which was recorded within “Impairment of long-lived assets” in the Consolidated Statements of Operations in the transition period for fiscal 2010.

At December 31, 2010, the intangible assets, net, included intangible assets purchased as part of the Aristos acquisition in September 2008 (Note 2) and a software license agreement the Company entered into with Synopsys, Inc. (“Synopsys”) in July 2009. The decrease of the gross carrying amount and the associated accumulated amortization for certain related intangible assets from March 31, 2010 to December 31, 2010 was a result of PMC-Sierra acquiring the DPS Business.

The software license agreement with Synopsys was for $1.8 million, of which $0.7 million was paid in fiscal 2010 and $1.0 million was paid in the transition period for fiscal 2010. The amortization of the software license agreement was recorded in “Research and development” over an original estimated useful life of three years, and was subsequently changed to two months during the transition period for fiscal 2010, reflecting the pattern in which economic benefits of the assets are realized.

In the transition period for fiscal 2010, the Company changed the amount to be amortized prospectively related to net book value of its remaining intangible assets of $16.0 million at March 31, 2010 based upon the pattern in which economic benefits of the assets were expected to be realized. The remaining useful life of its intangible assets related to patents, core and existing technologies, and customer relationships changed from

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill and Long-Lived Assets (Continued)

40 months and 16 months, respectively, to approximately 5.25 months for each intangible asset, resulting in an increase in the total quarterly amortization by $7.3 million beginning in the three-month period ended July 2, 2010. This was based on the Company’s evaluation of whether to pursue the sale or to wind down its Aristos Business, in either case by the end of September 2010, after entering into a Purchase Agreement with PMC-Sierra. The amortization of the patents, core and existing technologies, and customer relationships was recorded in “Cost of revenues” and “Amortization of acquisition-related intangible assets,” respectively, in the Consolidated Statements of Operations. The remaining useful life of the Company’s intangible assets related to a software license agreement with Synopsys changed from 15.5 months to two months reflecting a change in the quarterly amortization of $1.2 million beginning in the three-month period ended July 2, 2010, as the Company ceased using the license in May 2010 in connection with actions taken under its fiscal 2011 restructuring plan. The amortization of the software license agreement was recorded in “Research and development” in the Consolidated Statements of Operations. Amortization of intangible assets, net was $9.9 million, $5.5 million and $3.3 million in the transition period for fiscal 2010 and fiscal years 2010 and 2009, respectively.

Impairment Review

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

In June 2010, the Company made a decision to wind down its Aristos Business and notified its customers that final shipments would occur by the end of September 2010. The Company also anticipated putting its building up for sale towards the end of the transition period for fiscal 2010. As a result of these additional actions, the Company evaluated the carrying value of its long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. The Company then measured the impairment loss and recognized the amount in which the carrying value exceeded the estimated fair value by recording an impairment charge of $10.2 million in the transition period for fiscal 2010, of which $5.4 million and $4.8 million were reflected in “Cost of revenues” and “Impairment of long-lived assets,” respectively, in the Consolidated Statements of Operations. Of the $10.2 million impairment charge of its long-lived assets recorded in the transition period for fiscal 2010, $6.1 million related to the write off of intangible assets and the remaining $4.1 million related to the reduction of the carrying value of its property and equipment, net, to its estimated fair value. The estimated fair value was based on the market approach and considered the perspective of market participants using or exchanging the Company’s long-lived assets. The estimation of the impairment involved assumptions that require judgment by the Company.

Assets Held For Sale

By the end of September 2010, the Company ceased to have an operational business to support and put its headquarters up for sale. The building was classified as “Assets held for sale” in the Consolidated Balance Sheets at December 31, 2010 at its estimated fair value, less cost to sell, of $6.0 million. The estimated fair value

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill and Long-Lived Assets (Continued)

approximated its carrying value, which was determined using the market approach and considered the perspective of market participants. The Company has entered into an exclusive sales listing agreement with a broker to sell its headquarters and expects to sell its facilities by the end of the first quarter of fiscal 2011. While classified as held for sale, the Company may need to reassess the fair value of the building at each of its reporting periods and determine whether the carrying value is recoverable. If the carrying value is not deemed to be recoverable based on current market conditions, the Company may be required to record additional impairment charges for its long-lived assets in the future.

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

In fiscal 2009, the Company repurchased a total of $191.0 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million), which was recorded within “Interest and other income, net” in the Consolidated Statements of Operations. In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008 and January 2009, which required the Company to purchase its 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $34.0 million, plus accrued and unpaid interest. In fiscal 2010, the Company repurchased a total of $0.1 million at a price equal to 100% of the principal amount of the 3/4% Notes. At December 31, 2010, the Company had a remaining liability of $0.3 million of aggregate principal amount related to its 3/4% Notes. Each remaining holder of the 3/4% Notes may require the Company to purchase all or a portion of its 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. 3/4% Notes (Continued)

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

Convertible Bond Hedge and Warrant

Concurrent with the issuance of the 3/4% Notes, the Company entered into a convertible bond hedge transaction with an affiliate of one of the initial purchasers of the 3/4% Notes. Under the convertible bond hedge arrangement, the counterparty agreed to sell to the Company up to 19.2 million shares of the Company’s common stock at a price of $11.704 per share. The convertible bond hedge transaction cost of $64.1 million was accounted for as an equity transaction. The Company did not receive net shares or cash from the convertible bond hedge as this instrument had no value and expired in December 2008.

In fiscal 2004, in conjunction with the issuance of the 3/4% Notes, the Company received $30.4 million from the issuance to an affiliate of one of the initial purchasers of the 3/4% Notes of a warrant to purchase up to 19.2 million shares of the Company’s common stock at an exercise price of $18.56 per share. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 42%, risk-free interest rate of 3.6% and an expected life of five years. The value of the warrant of $30.4 million was classified as equity. The warrant expired unexercised in December 2008.

Note 9. Employee Stock and Other Benefit Plans

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and minimal outstanding options under an equity plan that it assumed in connection with its previous acquisition. These plans are described in further detail below.

Equity Incentive Plans, including the 2004 Equity Incentive Plan, the 2000 Non-statutory Stock Option Plan, 1999 Stock Plan and 1990 Stock Plan:    In August 2004, the Company’s Board of Directors and its stockholders approved the Company’s 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company’s common stock plus shares reserved but not issued under the Company’s 2000 Non-statutory Stock Option Plan, 1999 Stock Plan and 1990 Stock Plan. The 2004 Equity Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Stock options are subject to terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. For new hires, 25% of the shares subject to stock options generally vest and become exercisable one year from the date of grant and the balance of the shares then vest quarterly thereafter for the next three years. Stock options expire seven years from the date of grant. The Company’s stockholders approved the amendment and restatement of its 2004 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders. Amendments to the 2004 Equity Incentive Plan included, but were not limited to, (1) reducing the number of shares available for grant to 14,500,000; (2) removing the 5,000,000 share limitation with respect to stock-based awards granted at less than fair market value; (3) revising the categories of performance-related goals that may be applicable to stock-based awards granted under the plan; (4) removing the “single trigger” acceleration of vesting upon a change in control; and (5) modifying the definition of incumbent directors with respect to the definition of a change of control. As of December 31, 2010, the Company had an aggregate of 17.8 million

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Employee Stock and Other Benefit Plans (Continued)

shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 0.4 million shares were subject to outstanding options and other stock awards, and 17.4 million shares were available for future grants of options and other stock awards.

Director Stock Option Plans, including the 2006 Director Stock Option Plan, 2000 Director Stock Option Plan and 1990 Directors’ Stock Option Plan:    In September 2006, the Company’s Board of Directors and its stockholders approved the Company’s 2006 Director Plan and reserved for issuance thereunder 1,200,000 shares of the Company’s common stock plus shares reserved but not issued under the Company’s 2000 Director Stock Option Plan and the 1990 Directors’ Stock Option Plan. The 2006 Director Plan provides for the granting of non-qualified stock options, restricted stock awards, restricted stock units, restricted stock units and stock appreciation rights to non-employee directors. Although grants made under the 2006 Director Plan are discretionary, the Company’s compensation program practice was as follows for the transition period for fiscal 2010: (1) each new non-employee director received an option to purchase 32,500 shares of the Company’s common stock, in which one-third of the shares subject to such options will vest and become exercisable one year from the date of grant and the balance of the shares will vest quarterly thereafter over two years (2) each new non-employee directors received 16,250 shares of restricted stock awards or restricted stock units, in which one-third of the shares will vest one year from the date of grant and the balance of the shares will vest quarterly thereafter over two years (3) each existing non-employee director received an option to purchase 12,500 shares of the Company’s common stock each year, with such option vesting quarterly over one year and, (4) each existing non-employee directors received 12,500 shares of restricted stock each year, which will fully vest one year after the date of grant. However, both the option to purchase 12,500 shares of the Company’s common stock and 12,500 shares of restricted stock awards or restricted stock units will vest immediately if the relationship between the Company and the existing non-employee director ceases for any reason. In fiscal 2010, the Company’s Board of Directors modified the vesting terms for all grants made prior to fiscal 2010 such that the options to purchase the Company’s stock and shares of restricted stock awards or restricted stock units will vest immediately if the relationship between the Company and the non-employee director ceases for any reason. As of December 31, 2010, the Company had an aggregate of 0.9 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.5 million shares were subject to outstanding options and other stock awards, and 0.4 million shares were available for future grants.

Assumed Stock Option Plans:    The Company assumed the stock option plan and the outstanding stock options of an acquired company, Snap Appliance, Inc. in fiscal 2005. No further options may be granted under this assumed plan. However, options that were outstanding under this plan will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the option term. As of December 31, 2010, the Company had minimal shares of common stock reserved that are subject to outstanding options under this assumed plan.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Employee Stock and Other Benefit Plans (Continued)

Stock Benefit Plans Activities

Equity Incentive Plans:    A summary of option activity under all of the Company’s equity incentive plans as of December 31, 2010, March 31, 2010 and March 31, 2009 and changes during the transition period for fiscal 2010 and fiscal years 2010 and 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2008	8,979	$6.67
Granted	1,293	$3.45
Exercised	(498)	$3.36
Forfeited	(792)	$4.78
Expired	(3,610)	$8.58

Outstanding at March 31, 2009	5,372	$5.21
Granted	1,584	$2.87
Exercised	(182)	$2.46
Forfeited	(515)	$3.08
Expired	(1,377)	$7.78

Outstanding at March 31, 2010	4,882	$4.05
Granted	95	$2.93
Exercised	(761)	$2.85
Forfeited	(1)	$3.87
Expired	(3,416)	$4.40

Outstanding at December 31, 2010	799	$3.56	6.11	$18

Options vested and expected to vest at December 31, 2010	765	$3.59	5.96	$18

Options exercisable at
March 31, 2009	3,763	$5.90

March 31, 2010	3,844	$4.34

December 31, 2010	693	$3.66	5.57	$17

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Employee Stock and Other Benefit Plans (Continued)

The aggregate intrinsic value is calculated as the difference between the price of the Company’s common stock on the Pink Sheets Electronic Quotation Service (the “Pink Sheets”) and the exercise price of the underlying awards for the 0.3 million shares subject to options that were in-the-money at December 31, 2010. During the transition period for fiscal 2010 and fiscal years 2010 and 2009, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans was minimal, $0.3 million and $0.3 million, respectively, determined as of the date of option exercise. The following table summarizes information about the Company’s options outstanding and exercisable equity incentive plans as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except exercise price and contractual life)
$2.83 - $ 2.83	2	2.83	$2.83	2	$2.83
$2.84 - $ 2.84	87	7.81	$2.84	76	$2.84
$2.86 - $ 2.86	140	5.59	$2.86	140	$2.86
$2.93 - $ 2.94	95	9.88	$2.93	—	$—
$3.28 - $ 3.28	98	7.05	$3.28	98	$3.28
$3.29 - $ 3.76	77	8.04	$3.33	77	$3.33
$3.78 - $ 3.78	100	4.59	$3.78	100	$3.78
$3.81 - $ 3.81	90	3.73	$3.81	90	$3.81
$3.83 - $ 4.48	82	4.51	$4.06	82	$4.06
$9.31 - $14.90	28	0.18	$10.11	28	$10.11

$2.83 - $14.90	799	6.11	$3.56	693	$3.66

As of December 31, 2010, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was approximately $38,000 and this expense is expected to be recognized over a remaining weighted-average period of 2.79 years.

Restricted Stock:    Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. The Company’s right to repurchase shares of restricted stock awards lapses upon vesting, at which time the shares of restricted stock awards are released to the employees or directors. Restricted stock units are converted into common stock upon vesting and are subsequently released to the employees or directors. Upon the vesting of restricted stock, the Company primarily used the net share settlement approach, which withheld a portion of the shares to cover the applicable taxes. As of December 31, 2010, there were 21,667 shares of service-based restricted stock awards and 62,500 shares of restricted stock units outstanding.

Under the 2004 Equity Incentive Plan, restrictions generally lapsed in one of the following ways: (1) 50% one year from the date of grant and the remainder on the second anniversary of the grant date; (2) 100% one year from the date of grant; (3) 33–1/3% one year from the date of grant and the remainder on the second anniversary of the grant date; (4) 66–2/3% one year from the date of grant and the remainder on the second anniversary of the grant date or (5) upon meeting certain performance criteria after being evaluated over a specified period, which generally ranged from 18 months to 36 months, from the date of grant. Under the 2006 Director Plan, restrictions generally lapse (1) one year from the date of grant for one-third of the shares and quarterly thereafter for the next two years for the remaining balance for new non-employee directors and (2) one year from the date of grant for non-employee directors; however, restricted stock will vest immediately if the relationship between the Company and the non-employee director ceases for any reason.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Employee Stock and Other Benefit Plans (Continued)

The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse; except for those restricted stock units which vested over a specified period based upon meeting certain performance criteria from the date of grant, which would then be evaluated on a quarterly basis. The Company assessed the probability of achieving the performance criteria for certain restricted stock units at March 31, 2010 and 2009 and determined its probability was remote. Therefore, the Company did not record any stock-based compensation expense associated with these restricted stock units with performance-based vesting in fiscal years 2010 and 2009. During the transition period for fiscal 2010, the restricted stock units with performance-based vesting were modified as further discussed in “Stock-Based Compensation” below.

A summary of activity for restricted stock as of December 31, 2010, March 31, 2010 and March 31, 2009 and changes during the transition period for fiscal 2010 and fiscal years 2010 and 2009 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except weighted average grant-date fair value)
Non-vested stock at March 31, 2008	1,985	$3.64
Awarded	2,146	$3.46
Vested	(1,105)	$3.68
Forfeited	(845)	$3.66

Non-vested stock at March 31, 2009	2,181	$3.43
Awarded	1,811	$2.85
Vested	(1,258)	$3.64
Forfeited	(1,016)	$2.86

Non-vested stock at March 31, 2010	1,718	$3.01
Awarded	79	$2.93
Vested	(445)	$3.28
Forfeited	(1,268)	$2.91

Non-vested stock at December 31, 2010	84	$2.94

All restricted stock was awarded at the par value of $0.001 per share. As of December 31, 2010, the total unrecognized compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was approximately $44,000, and this expense is expected to be recognized over a remaining weighted-average period of 2.79 years.

Stock-Based Compensation

In May 2010, the Compensation Committee of the Board of Directors modified all employees’ unvested stock-based awards, including stock options, restricted stock awards and restricted stock units, including those with performance-based vesting (none of which affect the Company’s Interim President and Chief Executive Officer (“CEO”)). The modification of the unvested stock-based awards was effective the earlier of (1) June 8, 2010, the date the Company consummated the Purchase Agreement with PMC-Sierra for the sale of the DPS Business and PMC-Sierra assumed certain liabilities related to the DPS Business or (2) the date in which an employee was involuntarily terminated (other than for cause) as part of the actions the Company took related to its sale of the DPS Business. The modifications included the acceleration of unvested stock-based awards and a

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Employee Stock and Other Benefit Plans (Continued)

settlement of unvested stock-based awards in the form of a fixed cash payment, resulting in total stock-based compensation expense of $0.2 million and cash compensation expense of $1.2 million, respectively, for the transition period for fiscal 2010.

Stock-based compensation expense included in the Consolidated Statements of Operations for the transition period for fiscal 2010 and fiscal years 2010 and 2009 were as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010(2)	2010(3)	2009
	(in thousands)
Stock-based compensation expense by caption:
Research and development	$72	$665	$8
Selling, marketing and administrative	471	2,918	1,775

Stock-based compensation expense effect on loss from continuing operations, net of taxes(1)	$543	$3,583	$1,783

Stock-based compensation expense by type of award:
Stock options	$287	$1,565	$686
Restricted stock awards and restricted stock units	256	2,018	1,097

Stock-based compensation expense effect on loss from continuing operations, net of taxes(1)	$543	$3,583	$1,783

(1)	The total stock-based compensation, net of taxes, recorded on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the transition period for fiscal 2010 and fiscal years 2010 and 2009 differs from the Consolidated Statements of Stockholders’ Equity as the Consolidated Statements of Stockholders’ Equity includes both continuing and discontinued operations.

(2)	The stock-based compensation expense recorded in the transition period for fiscal 2010 in the above table excluded the cash compensation expense of $1.2 million paid to employees related to the settlement of unvested stock-based awards in the form of a fixed cash payment.

(3)	In fiscal 2010, the Company’s Consolidated Statements of Operations included additional compensation expense related to the accelerated vesting of certain options and shares of restricted stock or extending the period to exercise stock options after termination. Additional compensation expense recorded in fiscal 2010 included $0.9 million related to the modification of stock-based awards in connection with the Separation Agreement of Subramanian Sundaresh, the Company’s former Chief Executive Officer.

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its United States operations. For the transition period for fiscal 2010 and fiscal years 2010 and 2009, there was no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the transition period for fiscal 2010 and fiscal years 2010 and 2009 as the amounts were not material.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected term, and expected dividends.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Employee Stock and Other Benefit Plans (Continued)

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

The fair value of the Company’s outstanding stock options and other stock-based awards granted in the transition period for fiscal 2010 and fiscal years 2010 and 2009, was estimated using the following weighted-average assumptions:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010(1)	2009
Equity Incentive Plans:
Expected life (in years)	5.5	4.0	4.4
Risk-free interest rates	1.7%	2.2%	2.7%
Expected volatility	44%	49%	38%
Dividend yield	—	—	—
Weighted average fair value
Stock options	$1.23	$1.16	$1.21
Restricted stock	$2.93	$2.86	$3.46

(1)	The stock option granted in fiscal 2010 were made primarily during the first half of fiscal 2010, which was prior to the Company’s announcement that it would pursue a potential sale or disposition of certain of its assets or business operations. As a result, the expected term reflects the weighted-average period that the stock options were expected to remain outstanding, which was determined at the time of grant.

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

Other Benefit Plans

The Company had a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (“401(k)”) for eligible U.S. employees. The 401(k) allowed participants to defer between 3% and 25% of their annual compensation for fiscal 2009 on a pre-tax basis and defer between 3% and 75% of their annual compensation for fiscal 2010 and the transition period for fiscal 2010 on a pre-tax basis, which were all subject to

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Employee Stock and Other Benefit Plans (Continued)

the statutory limits prescribed by the Internal Revenue Code. The Company terminated its 401(k) plan on September 30, 2010. The Company matched at a 50% rate for each dollar contributed by each eligible employee on their first $6,000 contributed during the calendar year. The matching contributions made by the Company were immediately vested. During the transition period for fiscal 2010 and fiscal years 2010 and 2009, the Company’s contributions to the 401(k) plan were $0.1 million, $0.4 million and $0.5 million, respectively. The Company also maintained other benefit plans for its non-U.S. employees in which, the Company contributed $0.2 million, $0.2 million and $0.3 million in the transition period for fiscal 2010 and fiscal years 2010 and 2009, respectively.

Common Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $40 million of the Company’s common stock. The Company announced the adoption of this program on July 31, 2008. During the transition period for fiscal 2010, the Company repurchased approximately 11.7 million shares of its common stock at an average price of $2.93 for an aggregate repurchase price of $34.3 million, excluding brokerage commissions. During fiscal 2010, the Company repurchased approximately 0.7 million shares of its common stock at an average price of $2.46 for an aggregate repurchase price of $1.7 million, excluding brokerage commissions. During fiscal 2009, the Company repurchased approximately 1.0 million shares of its common stock at an average price of $2.29 for an aggregate repurchase price of $2.4 million, excluding brokerage commissions. The Company has accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. In December 2010, the Company terminated the stock repurchase program. Under the authorized stock repurchase program, the Company has cumulatively repurchased approximately 13.5 million shares of the Company’s common stock for an aggregate repurchase price of $38.4 million, excluding brokerage commissions, through December 31, 2010.

Note 10. Commitments and Contingencies

Operating Lease Obligations

The Company leases certain office facilities and equipment under operating lease agreements that expire in the fourth quarter of fiscal 2011. As of December 31, 2010, future minimum lease payments and future lease income from the Company’s tenants in its owned building and sublease income from subtenants in its leased facilities under non-cancelable operating leases and subleases were as follows:

	Future Minimum Lease Payments	Future Lease and Sublease Income
	(in thousands)
2011(1)	$996	$1,595
2012	—	794
2013	—	723
2014	—	738
2015	—	759

Total	$996	$4,609

(1)	Amounts include future minimum lease payments and future sublease income for a facility that has been accounted for as part of the Company’s previous acquisition-related restructuring plan, as discussed in further detail in Note 11.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies (Continued)

Net rent expense was minimal in the transition period for fiscal 2010. Net rent expense was approximately $1.0 million and $1.5 million during fiscal years 2010 and 2009, respectively.

Purchase Obligations

Purchase obligations relate to the Company’s contractual commitments primarily for services. At December 31, 2010, the Company’s purchase obligations were minimal, which was based on the Company’s current needs and the Company’s expectations that its vendors will fulfill services in fiscal 2011.

Legal Proceedings

The Company is a party to litigation matters and claims, including those related to intellectual property and businesses that the Company wound down or sold, which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

In connection with the Company’s acquisitions of Aristos and Eurologic Systems Group Limited (“Eurologic”), a portion of the respective purchase prices and other future payments totaling $4.3 million and $3.8 million, respectively, were held back (the “Holdbacks”) to secure potential indemnification obligations of Aristos and Eurologic stockholders for unknown liabilities that may have existed as of each acquisition date. The Aristos Holdback of $4.3 million was paid in full in fiscal 2010. In fiscal 2009, the Company resolved the remaining disputed outstanding claims against the Eurologic Holdback by entering into a deed of indemnity and a written settlement agreement with the representative of the Eurologic stockholders, which resulted in an additional payment of $1.3 million. The Company’s initial payment of $2.3 million to the Eurologic stockholders was recorded in fiscal 2005. The remaining Eurologic Holdback balance of $0.2 million was retained by the Company and was recognized as a gain in fiscal 2009 in “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

Note 11. Restructuring Charges

The Company implemented several restructuring plans during the transition period for fiscal 2010 and fiscal years 2010 and 2009 and recorded restructuring charges of $3.9 million, $1.1 million and $3.5 million, respectively. The goal of these plans was to bring its operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense-control programs.

The restructuring charges of $3.9 million recorded in the transition period for fiscal 2010 primarily related to the restructuring plan implemented during the transition period for fiscal 2010 with minimal adjustments related to prior fiscal years’ restructuring plans. The restructuring charges of $1.1 million recorded in fiscal 2010 primarily related to the restructuring plan implemented during that fiscal year with minimal adjustments related to prior fiscal years’ restructuring plans. Of the $3.5 million recorded in fiscal 2009, $3.3 million related to restructuring charges for plans implemented in fiscal 2009 and $0.2 million related to adjustments made for prior fiscal years’ restructuring plans due to additional lease costs for facilities previously consolidated. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” and “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations. The restructuring plans are discussed in detail below.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring Charges (Continued)

Transition Period for Fiscal 2010 Restructuring Plan

In June 2010, the Company completed its actions and notified affected employees of the termination of their employment, primarily in engineering and general administrative functions, in connection with a restructuring plan adopted on May 6, 2010, with expected restructuring charges of $3.9 million. The execution of this restructuring plan was substantially contingent upon the sale of the Company’s DPS Business to PMC-Sierra, which transaction was consummated on June 8, 2010, and was intended to allow the Company to reduce its operating expenses following such sale. Certain of the employees notified continued to provide services through December 2010 in connection with the transition services the Company provided to PMC-Sierra, and to a lesser extent, to assist in corporate matters, including the completion of the wind down of the Aristos Business by the end of September 2010. The Company expects to incur severance and related benefits charges of $3.7 million associated with this restructuring plan, of which $3.7 million was recorded in the transition period for fiscal 2010 and minimal charges are expected to be recorded in the first quarter of fiscal 2011. The Company also consolidated its facilities and incurred a termination fee of $0.2 million in the transition period for fiscal 2010 upon vacating a facility in California.

The following table sets forth the activity in the accrued restructuring balances related to the restructuring plan implemented in the transition period for fiscal 2010:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Charges for Transition Period for Fiscal 2010 Restructuring Plan(1)	$4,276	$150	$4,426
Cash paid	(3,395)	(150)	(3,545)

Accrual balance at December 31, 2010	$881	—	881

(1)	The charges for the transition period for fiscal 2010 restructuring plan included amounts of $560,000 classified as discontinued operations, which was reflected in “Income (loss) from discontinued operations, net of taxes,” in the Consolidated Statements of Operation.

The Company anticipates that the remaining restructuring severance and benefits accrual balance of $0.9 million at December 31, 2010 will be substantially paid out by the end of the first quarter of fiscal 2011.

Fiscal 2010 Restructuring Plan

In the third quarter of fiscal 2010, the Company committed to a restructuring plan to better align its operating costs with the continued decline in its net revenues, resulting in a restructuring charge of $1.2 million in fiscal 2010. The Company reduced its workforce primarily in the general administrative functions and provided severance and related benefits of $1.0 million. The Company also consolidated its facilities further and incurred a net estimated loss of $0.2 million for vacating certain premises. As of December 31, 2010, the Company utilized all of these charges and the plan is now complete.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring Charges (Continued)

The following table sets forth the activity in the accrued restructuring balances related to the restructuring plan implemented in fiscal 2010:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Charges for Fiscal 2010 Restructuring Plans(1)	$1,435	$220	$1,655
Cash paid	(1,355)	(124)	(1,479)

Accrual balance at March 31, 2010	80	96	176
Accrual adjustments	(15)	—	(15)
Cash paid	(65)	(96)	(161)

Accrual balance at December 31, 2010	$—	$—	$—

(1)	The total fiscal 2010 restructuring plan charges included amounts of $478,000 classified as discontinued operations in fiscal 2010, which was reflected in “Income (loss) from discontinued operations, net of taxes,” in the Consolidated Statements of Operations.

Fiscal 2009 Restructuring Plans

In the first quarter of fiscal 2009, the Company approved and initiated a restructuring plan to (1) reduce its operating expenses due to a declining revenue base, (2) streamline its operations and (3) better align its resources with its strategic business objectives, resulting in a restructuring charge of $1.9 million in fiscal 2009. This restructuring plan included workforce reductions in all functions of the organization worldwide and consolidation of its facilities, which resulted in restructuring charges of $1.1 million and $0.8 million, respectively. Of the $1.9 million recorded in fiscal 2009 related to this restructuring plan, $0.3 million was recorded in the fourth quarter of fiscal 2009, related to accrual adjustments for the additional estimated loss on the Company’s facilities and disposing of duplicative assets.

In the third quarter of fiscal 2009, the Company initiated additional actions to reduce expenses as its business began to be impacted by the deterioration of macroeconomic conditions, resulting in a restructuring charge of $1.4 million in fiscal 2009 related to severance and benefits for employee reductions primarily in sales, marketing and administrative functions.

As of December 31, 2010, the Company utilized all of these charges and the plans are now complete.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring Charges (Continued)

The following table sets forth the activity in the accrued restructuring balances related to the restructuring plans implemented in fiscal 2009:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Charges for Fiscal 2009 Restructuring Plans(1)	$5,186	$354	$5,540
Accrual adjustments(1)	(54)	395	341
Non-cash utilization	—	(124)	(124)
Cash paid	(4,046)	(455)	(4,501)

Accrual balance at March 31, 2009	1,086	170	1,256
Accrual adjustments(1)	(16)	—	(16)
Cash paid	(1,070)	(157)	(1,227)

Accrual balance at March 31, 2010	—	13	13
Cash paid	—	(13)	(13)

Accrual balance at December 31, 2010	$—	$—	$—

(1)	The total fiscal 2009 restructuring plan charges included amounts of $(5,000) and $2,569,000 classified as discontinued operations in fiscal years 2010 and 2009, respectively, which was reflected in “Income (loss) from discontinued operations, net of taxes,” in the Consolidated Statements of Operations.

Previous Acquisition-Related Restructuring

In fiscal 2006, in connection with one of its previous acquisitions, the Company finalized its plan to integrate the acquired company’s operations to eliminate certain duplicative resources, including severance and related benefits in connection with the involuntary termination of employees, exiting duplicative facilities and disposing of duplicative assets. This plan was initially included in the purchase price allocation of the acquired company. The severance and related benefits was paid by fiscal 2007. The remaining liability related to long-term lease obligations, in which the lease term ends in October 2011. Any further changes to the Company’s finalized plan will be recorded in “Restructuring charges” in the Consolidated Statements of Operations. In the transition period for fiscal 2010 and fiscal 2009, the Company recorded adjustments of $0.1 million and $0.2 million, respectively, due to additional lease costs related to the estimated loss on the facility that the Company subleased.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring Charges (Continued)

The following table sets forth the activity in the accrued restructuring balance related to its previous acquisition-related restructuring plan for the transition period for fiscal 2010 and fiscal years 2010 and 2009:

Other Charges
(in thousands)
Accrual balance at March 31, 2008	$1,736
Accrual adjustments	214
Cash paid	(719)

Accrual balance at March 31, 2009	1,231
Accrual adjustments	(17)
Cash paid	(630)

Accrual balance at March 31, 2010	584
Accrual adjustments	92
Cash paid	(326)

Accrual balance at December 31, 2010	$350

The Company anticipates that the remaining restructuring balance of $0.4 million at December 31, 2010, related to lease obligations, will be paid out through the fourth quarter of fiscal 2011, which was reflected in “Accrued and other liabilities” in the Consolidated Balance Sheets.

Note 12. Interest and Other Income, Net

The components of interest and other income, net, for all periods presented were as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands)
Interest income	$5,101	$8,496	$16,932
Gain on sale of marketable equity securities	—	—	2,255
Gain on sale of investments	—	440	—
Gain on settlement of class action suit	—	944	—
Gain on extinguishment of debt, net	—	—	1,643
Realized currency transaction gains (losses)	18	399	(789)
Other	89	182	967

Interest and other income, net	$5,208	$10,461	$21,008

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

In fiscal 2009, the Company repurchased a total of $191.0 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million). In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008, which required the Company to purchase

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Interest and Other Income, Net (Continued)

its 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $34.0 million, plus accrued and unpaid interest. See Note 8 to the Consolidated Financial Statements for further details.

Note 13. Income Taxes

The components of loss from continuing operations before benefit from (provision for) income taxes for all periods presented were as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands)
Loss from continuing operations before income taxes:
Domestic	$(30,078)	$(34,535)	$(32,809)
Foreign	2,436	1,420	(6,390)

Total loss from continuing operations before income taxes	$(27,642)	$(33,115)	$(39,199)

The components of the benefit from (provision for) income taxes from continuing operations for all periods presented were as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands)
Federal:
Current	$6,283	$5,604	$7,388
Deferred	—	—	—

	6,283	5,604	7,388

Foreign:
Current	(7,961)	535	1,515
Deferred	276	1,018	6

	(7,685)	1,553	1,521

State:
Current	693	402	2,455
Deferred	—	—	—

	693	402	2,455

Benefit from (provision for) income taxes	$(709)	$7,559	$11,364

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

The Company’s effective tax rate differed from the federal statutory tax rate for all periods presented as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.5%	1.2%	1.9%
Foreign losses not benefited	0.8%	(1.1)%	(9.7)%
Changes in tax reserves	(27.7)%	1.3%	8.5%
OID interest	—%	—%	6.3%
Change in valuation allowance	(12.5)%	4.1%	18.6%
Distributions from foreign subsidiaries	—%	(22.0)%	(17.9)%
Goodwill impairment charges	—%	—%	(15.1)%
Benefit from NOL carryback	—%	4.1%	—%
Other permanent differences	(0.7)%	0.2%	1.4%

Effective income tax rate	(2.6)%	22.8%	29.0%

In the transition period for fiscal 2010 and fiscal years 2010 and 2009, the Company’s tax benefit (provision) was associated with losses incurred from continuing operations that were offset against income and taxes recorded in discontinued operations. This was partially offset by state minimum taxes and foreign taxes related to its foreign subsidiaries.

In the transition period for fiscal 2010, the Company’s tax provision included discrete tax expenses of $7.9 million primarily due to changes in judgment related to the on-going audits in its foreign jurisdictions.

In fiscal 2010, the Company’s tax benefit included discrete tax benefits of $1.3 million related to additional tax refunds that became available to the Company during fiscal 2010 due to the enactment of the Worker, Homeownership and Business Act of 2009, which allowed for an extension of the NOL carryback period from two to five years for United States federal tax purposes. The Company also recorded discrete tax benefits of $4.4 million in fiscal 2010 primarily due to reaching final settlement with the German tax authorities for fiscal years 2001 through 2004 and the Singapore tax authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. This was partially offset by discrete tax expense of $3.6 million in fiscal 2010 primarily due to changes in judgment related to the on-going audits in its foreign jurisdictions.

In fiscal 2009, the Company’s tax benefit included discrete tax benefits of $1.4 million, which included the reversal of previously accrued liabilities related to reaching final settlement with the Singapore tax authorities for fiscal years 1998 through 2000 and the lapsing of the statute of limitations on a pre-acquisition tax issue related to Eurologic. This was offset by changes in judgment related to on-going audits in its foreign jurisdictions and new foreign tax issues that were identified, which included its tax exposures that pre-date its acquisition of ICP vortex Computersysteme GmbH (“ICP vortex”), resulting in increases in the Company’s liabilities for uncertain tax positions. Changes to the liabilities for uncertain tax benefits related to the Eurologic and ICP vortex items were recorded as part of the tax provision as opposed to adjusting amounts to purchase accounting as no goodwill or related intangible assets existed at March 31, 2009, due to impairments or the full amortization of intangible assets in previous fiscal years. In fiscal 2009, the Company also recorded a favorable tax impact due from the state of California, including accrued and unpaid interest, of approximately $1.6 million due to notices received from the California Franchise Tax Board in January 2009 as a result of their review of the Company’s amended fiscal years 1994 through 2003 tax returns. These notices indicated that certain adjustments were to be made in

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

conjunction with adjustments made on the Company’s amended Federal tax returns for those fiscal years, due to reaching resolutions with the United States taxing authorities on all outstanding audit issues, as further discussed below.

The Company has concluded its negotiations with the Internal Revenue Service (the “IRS”) taxing authorities with regard to its tax disputes for the Company’s fiscal years 1994 through 2006. In fiscal 2009, the IRS issued a No Change Report indicating no change to the Company’s tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions in which the Company operates or formerly operated in continue to audit its tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether the Company will be required to make additional tax payments and believes that it has provided sufficient tax provisions for the tax exposures in such foreign jurisdictions.

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010	March 31, 2010
	(in thousands)
Deferred tax assets:
Intangible assets	$234	$26,790
Net operating loss carryover	86,124	53,424
Research and development tax credits	29,659	29,440
Capitalized research and development	5,644	6,291
Compensatory and other accruals	689	9,847
Restructuring charges	480	265
Foreign tax credits	10,035	9,826
Deferred revenue	—	1,051
Inventory reserves	—	2,188
Uniform capitalization adjustment	—	561
Fixed assets accrual	1,825	1,456
Other, net	3,710	1,454

Gross deferred tax assets	138,400	142,593

Deferred tax liabilities:
Acquisition-related charges	—	(329)
Unremitted earnings	(66,666)	(59,144)
Unrealized loss on investments	(540)	(1,000)

Gross deferred tax liabilities	(67,206)	(60,473)

Valuation allowance	(70,449)	(81,218)

Net deferred tax assets	$745	$902

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and March 31, 2010 were classified on its Consolidated Balance Sheets as follows:

	December 31, 2010	March 31, 2010
	(in thousands)
Deferred tax assets:
Other current assets	$986	$5,089
Other long-term assets	745	626

Total deferred tax assets	1,731	5,715

Deferred tax liabilities:
Other long-term liabilities	(986)	(4,813)

Total deferred tax liabilities	(986)	(4,813)

Net deferred tax assets	$745	$902

The Company continues to provide U.S. deferred income taxes and foreign withholding taxes on its’ undistributed earnings. At December 31, 2010 and March 31, 2010, the Company recorded a deferred tax liability of $66.7 million, which included immaterial out-of-period adjustments that had no impact to net loss, and $59.1 million, respectively, related to the foreign undistributed earnings, which was offset by a reduction in the Company’s valuation allowance against its deferred tax assets.

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction by jurisdiction basis. At December 31, 2010 and March 31, 2010, the Company’s analysis of its deferred tax assets demonstrated that it was more likely than not that all of its net U.S. deferred tax assets will not be realized, resulting in a full valuation allowance for deferred tax assets of $70.4 million, which included immaterial out-of-period adjustments that had no impact to net loss, and $81.2 million, respectively. This resulted in a decrease to the valuation allowance by $10.8 million during the transition period for fiscal 2010 and an increase to the valuation allowance by $5.3 million during fiscal 2010. Factors that led to this conclusion included, but were not limited to, the Company’s past operating results, cumulative tax losses in the United States and uncertain future income on a jurisdiction by jurisdiction basis.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income. If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income. At December 31, 2010, the Company had net operating loss carryforwards of $239.5 million for federal and $254.1 million for state purposes that expire in various years beginning in 2019 for federal and 2011 for state purposes. At December 31, 2010, the Company had research and development credits of $30.3 million for federal purposes that expire in various years beginning in 2019 and credits of $17.7 million for state purposes that carry forward indefinitely until fully exhausted. At December 31, 2010, The Company had foreign tax credits of $3.4 million that expire in various years beginning in 2010. Of the federal net operating loss carryforwards, $10.2 million were related to stock option deductions, the tax benefit of which will be credited to additional paid-in capital when realized.

Uncertainty in Income Taxes

The Company recognizes interest and/or penalties related to uncertain tax positions within “Benefit from (provision for) income taxes” in the Company’s Consolidated Statements of Operations. To the extent that

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued during the transition period for fiscal 2010, fiscal years 2010 and 2009 was immaterial.

A reconciliation of the changes to the Company’s gross unrecognized tax benefits for the transition period for fiscal 2010 and fiscal years 2010 and 2009 was as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands)
Balance at beginning of period	$23,925	$27,779	$21,510
Tax positions related to current year:
Additions	84	430	1,534
Tax positions related to prior years:
Additions	7,809	423	6,854
Reductions	—	(271)	—
Settlements	—	(4,436)	(1,319)
Lapses in statutes of limitations	—	—	(800)

Balance at end of period	$31,818	$23,925	$27,779

As of December 31, 2010, the Company’s total gross unrecognized tax benefits were $31.8 million, of which $12.1 million, if recognized, would affect the effective tax rate. There was an overall increase of $7.9 million in the Company’s gross unrecognized tax benefits from fiscal 2010 to the transition period for fiscal 2010 primarily due to tax expenses from the ongoing audits primarily in the Company’s foreign jurisdictions as noted above.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of December 31, 2010, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company conducts or formerly conducted business. Management believes that it is not reasonably possible that the gross unrecognized tax benefits will change significantly within the next 12 months; however, tax audits remain open as discussed above and the outcome of any tax audits are inherently uncertain, which could change this judgment in any given quarter.

Note 14. Net Loss Per Share

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

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Net Loss Per Share (Continued)

A reconciliation of the numerator and denominator of the basic and diluted loss per share computations for continuing operations, discontinued operations and net loss were as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations, net of taxes—basic and diluted	$(28,351)	$(25,556)	$(27,835)
Income from discontinued operations, net of taxes—basic and diluted	10,592	8,122	17,645

Net loss—basic and diluted	$(17,759)	$(17,434)	$(10,190)

Denominator:
Weighted average shares and/or potentially dilutive common shares outstanding—basic and diluted	116,086	119,196	119,767

Basic and diluted income (loss) per share:
Loss from continuing operations, net of taxes	$(0.24)	$(0.21)	$(0.23)
Income from discontinued operations, net of taxes	$0.09	$0.07	$0.15
Net loss	$(0.15)	$(0.15)	$(0.09)

Diluted loss per share for the transition period for fiscal 2010 and fiscal years 2010 and 2009 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during each of those periods was used to calculate both the basic and diluted earnings per share. The weighted-average number of common shares used to calculate the diluted earnings per share for loss from continuing operations, net of taxes, during each of the periods was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The potential common shares excluded for the transition period for fiscal 2010 and fiscal years 2010 and 2009 were as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands)
Outstanding stock options	2,974	5,557	6,881
Outstanding restricted stock	429	2,296	1,951
Warrants(1)	—	169	9,780
3/4% Notes	30	34	9,293

(1)	In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. However, this warrant expired unexercised in December 2008. See Note 8 to the Consolidated Financial Statements for further details. In addition, in connection with agreements entered into with IBM, the Company issued IBM warrants to purchase 500,000 shares of the Company’s common stock, which expired unexercised in June and August 2009. See Note 15 to the Consolidated Financial Statements for further details.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. IBM Distribution Agreement

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

In connection with the IBM internet protocol Series RAID acquisition in June 2004, the Company issued a warrant to IBM to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.13 per share. The warrant had a term of five years from the date of issuance and was immediately exercisable; however, the warrant expired unexercised in June 2009. The warrant was valued at $1.1 million, net of registration costs, using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of five years.

Note 16. Guarantees

Intellectual Property and Other Indemnification Obligations

The Company has entered into agreements with PMC-Sierra that include certain indemnification obligations related to the sale of the DPS Business. These indemnification obligations generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party claims. In these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular agreements, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has agreements whereby it indemnifies its directors and certain of its officers for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, the Company maintains a director and officer insurance policy which may cover all or a portion of the liabilities arising from its obligation to indemnify its directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

Product Warranty

The Company provided an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales were recorded in the period in which the related revenue was recognized. The estimated future warranty obligations were affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differed from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the transition period for fiscal 2010 and fiscal years 2010 and 2009. Substantially all of the Company’s product warranty liability transferred to PMC-Sierra upon the sale of the DPS Business, except those amounts associated with the Company’s Aristos Business. As of December 31, 2010, all product warranties have been fulfilled.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Guarantees (Continued)

A reconciliation of the changes to the Company’s warranty accrual for the transition period for fiscal 2010 and fiscal years 2010 and 2009 was as follows:

	Nine-Month Period Ended December 31,	Fiscal Years Ended March 31,
	2010	2010	2009
	(in thousands)
Balance at beginning of period	$310	$400	$741
Warranties provided	2	624	930
Actual costs incurred	(37)	(714)	(1,117)
Warranty obligations transferred with discontinued operations	(275)	—	(154)

Balance at end of period	$—	$310	$400

Note 17. Related Party Transactions

Warren G. Lichtenstein, Steel Partners, LLC, Steel Partners Holdings, L.P. and one of their affiliates, Steel Partners II, L.P. (collectively, “Steel Partners”) became a 5% stockholder of the Company in March 2007. Jack L. Howard, John J. Quicke and John Mutch were nominated for election at the 2007 Annual Meeting of Stockholders. At such time, both Mr. Howard and Mr. Quicke were deemed to be affiliates of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended; however, Mr. Mutch was not deemed to be an affiliate of Steel Partners at such time. Messrs. Howard, Quicke and Mutch continue to serve on the Company’s Board of Directors and Mr. Quicke currently serves as the Interim President and CEO of the Company. In October 2010, the Company appointed Mr. Lichtenstein, who is deemed to be an affiliate of Steel Partners, to serve on its Board of Directors to fill a newly created vacancy arising as a result of the Board of Director’s expansion in size. Each of the four directors, including the three directors who are deemed affiliates of Steel Partners, are compensated with equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy. As of December 31, 2010, Steel Partners beneficially owned approximately 33% of the Company’s outstanding common stock.

In fiscal 2010, the Company agreed to pay Mr. Quicke $30,000 per month, effective, January 4, 2010, in connection with his role as Interim President and CEO, in addition to the compensation he receives as a non-executive board member. In the transition period for fiscal 2010, the Company expensed $0.5 million related to a discretionary cash bonus the Company agreed to pay Mr. Quicke in connection with his efforts to consummate the sale of the DPS Business to PMC-Sierra.

In addition, in fiscal 2010, the Company reimbursed $0.7 million related to professional fees that Steel Partners II, L.P., Steel Partners Holdings L.P., Steel Partners LLC, Steel Partners II GP LLC, Warren Lichtenstein, Jack L. Howard, and John J. Quicke incurred with respect to the consent solicitation, which was recorded within “Selling, marketing and administrative expenses” in the Consolidated Statements of Operations.

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Geographic Information

Net property and equipment by countries based on the location of the assets at December 31, 2010 and March 31, 2010 was as follows:

	December 31, 2010	March 31, 2010
	(in thousands)
United States	$—	$11,097
Europe	—	210
Pacific Rim	—	46

Property and equipment, net	$—	$11,353

All other long-lived assets at December 31, 2010 resided in the United States while significantly all other long-lived assets at March 31, 2010 resided in the United States. All of the Company’s net revenues for the transition period for fiscal 2010 and fiscal years 2010 and 2009 were derived primarily from customers located in the Pacific Rim.

Note 19. Supplemental Disclosure of Cash Flows

	Nine-Month Period Ended December 31,	Years Ended March 31,
	2010	2010	2009
	(in thousands)
Interest paid	$4	$4	$2,011
Income taxes paid	759	2,493	720
Income tax refund received	1,649	7,617	1,082
Non-cash investing and financial activities:
Unrealized gains (losses) on available-for-sale securities	(1,566)	110	(600)

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Comparative Quarterly Financial Data (unaudited)

The following table summarizes the Company’s quarterly financial data, which included reclassifications made to prior period reported amounts to conform to the current period presentation, to reflect the sale of the DPS Business as discontinued operations:

	Three-Month Period Ended			Nine-Month Period Ended
Transition Period for Fiscal 2010:	July 2, 2010	October 1, 2010	December 31, 2010	December 31, 2010
	(in thousands, except per share amounts)
Net revenues	$4,112	$4,783	$—	$8,895
Gross profit (loss)	(10,740)	3,291	—	(7,449)
Income (loss) from continuing operations, net of taxes	(19,214)	1,241	(10,378)	(28,351)
Income (loss) from discontinued operations, net of taxes	10,084	(24)	532	10,592
Net income (loss)	$(9,130)	$1,217	$(9,846)	$(17,759)
Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$(0.16)	$0.01	$(0.09)	$(0.24)
Income (loss) from discontinued operations, net of taxes	$0.08	$(0.00)	$0.00	$0.09
Net income (loss)	$(0.08)	$0.01	$(0.09)	$(0.15)
Diluted
Income (loss) from continuing operations, net of taxes	$(0.16)	$0.01	$(0.09)	$(0.24)
Income (loss) from discontinued operations, net of taxes	$0.08	$(0.00)	$0.00	$0.09
Net income (loss)	$(0.08)	$0.01	$(0.09)	$(0.15)
Shares used in computing income (loss) per share:
Basic	119,675	118,418	110,165	116,086
Diluted	119,675	118,539	110,165	116,086

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Comparative Quarterly Financial Data (unaudited) (Continued)

	Three-Month Period Ended				Twelve-Month Period Ended
Fiscal 2010:	July 3, 2009	October 2, 2009	January 1, 2010	March 31, 2010	March 31, 2010
	(in thousands, except per share amounts)
Net revenues	$1,714	$893	$739	$787	$4,133
Gross profit (loss)	237	(328)	(435)	(390)	(916)
Loss from continuing operations, net of taxes	(4,588)	(5,191)	(7,928)	(7,849)	(25,556)
Income from discontinued operations, net of taxes	5,182	1,418	646	876	8,122
Net income (loss)	$594	$(3,773)	$(7,282)	$(6,973)	$(17,434)
Income (loss) per share:
Basic
Loss from continuing operations, net of taxes	$(0.04)	$(0.04)	$(0.07)	$(0.07)	$(0.21)
Income from discontinued operations, net of taxes	$0.04	$0.01	$0.01	$0.01	$0.07
Net income (loss)	$0.00	$(0.03)	$(0.06)	$(0.06)	$(0.15)
Diluted
Loss from continuing operations, net of taxes	$(0.04)	$(0.04)	$(0.07)	$(0.07)	$(0.21)
Income from discontinued operations, net of taxes	$0.04	$0.01	$0.01	$0.01	$0.07
Net income (loss)	$0.00	$(0.03)	$(0.06)	$(0.06)	$(0.15)
Shares used in computing income (loss) per share:
Basic	119,284	118,961	119,137	119,403	119,196
Diluted	119,284	118,961	119,137	119,403	119,196

For the three-month period ended July 2, 2010, the Company recorded an impairment charge of $10.2 million, of which $5.4 million and $4.8 million were reflected in “Cost of revenues” and “Impairment of long-lived assets,” respectively, in the Unaudited Condensed Consolidated Statements of Operations. For the three-month period ended July 2, 2010, October 1, 2010 and December 31, 2010, the Company recorded restructuring charges of $2.3 million, $1.1 million and $0.6 million, respectively, primarily related to a restructuring plan implemented during the fiscal year. For the three-month period ended July 2, 2010, the Company recorded a gain of $10.5 million within “Gain on disposal of discontinued operations, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations related to the sale of the DPS Business to PMC-Sierra. For the three-month period ended July 2, 2010 and December 31, 2010, the Company recorded stock-based compensation expense of $0.2 million, $0.3 million, respectively. For the three-month period ended July 2, 2010, the Company recorded cash compensation expense of $1.2 million the settlement of unvested stock-based awards in the form of a fixed cash payment based on the modifications to such awards approved the Compensation Committee of the Board of Directors.

For the three-month period ended July 3, 2009, October 2, 2009, January 1, 2010 and March 31, 2010, the Company recorded restructuring charges (credits) of $0.1 million, $(0.1) million, $0.5 million and $0.6 million, respectively, primarily related to adjustments made to previous restructuring plans and a restructuring plan implemented during the fiscal year. For the three-month period ended July 3, 2009, October 2, 2009, January 1, 2010 and March 31, 2010, the Company recorded a gain of $0.4 million, $0.3 million, $0.2 million and $0.3 million, respectively, within “Gain on disposal of discontinued operations, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations, based on the release of the reserve on the remaining

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Comparative Quarterly Financial Data (unaudited) (Continued)

receivable due from Overland as cash was collected. For the three-month period ended July 3, 2009, October 2, 2009, January 1, 2010 and March 31, 2010, the Company recorded stock-based compensation expense of $0.6 million, $0.5 million, $1.8 million and $0.6 million, respectively. For the three-month period ended January 1, 2010, the Company received $0.9 million as part of a class action suit and $0.4 million from the sale of an investment in a non-controlling interest of a non-public company, which was recorded within “Interest and other income, net” in the Unaudited Condensed Consolidated Statements of Operations.

Note 21. Transition Period Comparative Financial Data

In December 2010, the Company changed its fiscal year end from March 31 to December 31. As a result, the Company provided certain comparable financial information for the nine-month period ended December 31, 2010 and January 1, 2010 as follows:

	Nine-Month Period Ended
	December 31, 2010	January 1, 2010
		(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$8,895	$3,346
Cost of revenues (inclusive of amortization and impairment of acquisition-related intangible assets)	16,344	3,872

Gross loss	(7,449)	(526)

Total operating expenses	25,398	31,911
Loss from continuing operations before income taxes	(27,642)	(23,845)
Benefit from (provision for) income taxes	(709)	6,138
Loss from continuing operations, net of taxes	(28,351)	(17,707)
Income from discontinued operations, net of taxes	10,592	7,246
Net loss	$(17,759)	$(10,461)
Income (Loss) Per Share Data:
Basic:
Loss from continuing operations, net of taxes	$(0.24)	$(0.15)
Income from discontinued operations, net of taxes	$0.09	$0.06
Net loss	$(0.15)	$(0.09)
Diluted:
Loss from continuing operations, net of taxes	$(0.24)	$(0.15)
Income from discontinued operations, net of taxes	$0.09	$0.06
Net loss	$(0.15)	$(0.09)
Shares used in computing income (loss) per share:
Basic	116,086	119,127
Diluted	116,086	119,127

ADPT Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Transition Period Comparative Financial Data (Continued)

	Nine-Month Period Ended
	December 31, 2010	January 1, 2010
		(unaudited)
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash Flows From Operating Activities:
Net Cash Used in Operating Activities of Continuing Operations	$(14,487)	$(10,192)
Net Cash Provided by Operating Activities of Discontinued Operations	174	16,842

Net Cash Provided by (Used in) Operating Activities	(14,313)	6,650

Cash Flows From Investing Activities:
Net Cash Used in Investing Activities of Continuing Operations	(8,139)	(31,541)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	29,238	(405)

Net Cash Flow Provided by (Used in) Investing Activities	21,099	(31,946)

Cash Flows From Financing Activities:
Net Cash Used in Financing Activities of Continuing Operations	(32,515)	(1,665)
Net Cash Used in Financing Activities of Discontinued Operations	—	—

Net Cash Used in Financing Activities	(32,515)	(1,665)

Effects of Foreign Currency on Cash and Cash Equivalents	57	1,167

Net Decrease in Cash and Cash Equivalents	(25,672)	(25,794)
Cash and Cash Equivalents at Beginning of Period	63,948	111,724

Cash and Cash Equivalents at End of Period	$38,276	$85,930

The comparative financial information provided for the nine-month period ended January 1, 2010 is unaudited, since it represented an interim period of the fiscal year ended March 31, 2010 and included all normal recurring adjustments necessary for the fair statement of the results for that period.

ADPT Corporation

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2010 AND FISCAL YEARS ENDED MARCH 31, 2010 AND 2009

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Nine-month period ended December 31, 2010
Allowance for doubtful accounts(1)	$34	$—	$34	—
Sales reserves(1)	668	270	938	—
Allowances(1)	941	703	1,644	—
Valuation allowance for deferred tax assets	81,218	—	10,769	70,449

Year ended March 31, 2010
Allowance for doubtful accounts(1)	$46	$—	$12	$34
Sales reserves(1)	823	2,120	2,275	668
Allowances(1)	923	3,968	3,950	941
Valuation allowance for deferred tax assets	75,948	5,270	—	81,218

Year ended March 31, 2009
Allowance for doubtful accounts(1)	$258	$25	$237	$46
Sales returns(1)	2,275	3,314	4,766	823
Allowances(1)	2,055	6,220	7,352	923
Valuation allowance for deferred tax assets	44,591	31,357	—	75,948

Notes:

(1)	Amounts are included in “Accounts receivable” in the Consolidated Balance Sheets. All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto.

II-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADPT Corporation

Date: March 3, 2011	/s/ JOHN J. QUICKE
John J. Quicke Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. QUICKE JOHN J. QUICKE	Interim President and Chief Executive Officer, and Director (principal executive officer)	March 3, 2011

/S/ MARY L. DOTZ MARY L. DOTZ	Chief Financial Officer (principal financial and accounting officer)	March 3, 2011

/S/ JACK L. HOWARD JACK L. HOWARD	Chairman	March 3, 2011

/S/ JON S. CASTOR JON S. CASTOR	Director	March 3, 2011

/S/ WARREN G. LICHTENSTEIN WARREN G. LICHTENSTEIN	Director	March 3, 2011

/S/ JOHN MUTCH JOHN MUTCH	Director	March 3, 2011

/S/ LAWRENCE J. RUISI LAWRENCE J. RUISI	Director	March 3, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K
		Form	File Number	Exhibit	File Date
2.1	Asset Purchase Agreement, dated June 27, 2008, by and between Overland Storage, Inc. and the Registrant	8-K	000-15071	2.01	07/03/08

2.2	Agreement and Plan of Merger, dated as of August 27, 2008, by and among the Registrant., Ariel Acquisition Corp., Aristos Logic Corporation and TPG Ventures, L.P., as representative of certain former stockholders of Aristos Logic Corporation	8-K	000-15071	2.1	09/03/08

2.3	Asset Purchase Agreement between the Company and PMC-Sierra, Inc.	10-Q	000-15071	2.1	08/11/10

2.4	Amended Asset Purchase Agreement between the Company and PMC-Sierra, Inc.	10-Q	000-15071	2.2	08/11/10

2.5	Second Amendment to the Asset Purchase Agreement between the Company and PMC-Sierra, Inc.	10-Q	000-15071	2.1	11/05/10

3.1	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98

3.2	Amended and Restated Bylaws of the Company. effective October 14, 2010	8-K	000-15701	3.1	10/20/10

3.3	Certificate of Ownership and Merger filed with the Delaware Secretary of State on June 22, 2010	8-K	000-15071	3.1	06/25/10

4.1	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04

4.2	Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04

4.3	Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04

4.4	Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/24/04

4.5	Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/24/04

	Employment Agreements, Offer Letters and Separation Agreements

10.1†	Offer Letter and Executive Employment Agreement between the Registrant and Mary L. Dotz, dated March 31, 2008	8-K	000-15071	99.02	04/01/08

10.2†	Separation Agreement of Anil Gupta, effective March 31, 2009	8-K	000-15071	10.1	04/03/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K
		Form	File Number	Exhibit	File Date
10.3†	Separation Agreement of John M. Westfield, effective November 17, 2009	10-Q	000-15071	10.3	02/03/10

10.4†	Separation Agreement of Subramanian Sundaresh, effective January 4, 2010	10-Q	000-15071	10.1	02/03/10

10.5†*	Consulting Service Agreement of Subramanian Sundaresh, effective January 4, 2010	10-Q	000-15071	10.2	02/03/10

10.6†	Separation Agreement of John Noellert, effective February 4, 2010	10-K	000-15071	10.11	05/27/10

10.7†	Separation Agreement of Marcus Lowe, effective March 4, 2010	10-K	000-15071	10.11	05/27/10

10.8†	Separation Agreement of Mary L. Dotz, effective July 16, 2010	10-Q	000-15071	10.1	08/11/10

10.9†	Amended Separation Agreement of Mary L. Dotz, effective September 29, 2010	10-Q	000-15071	10.1	11/05/10

10.10†	Amended Separation Agreement of Mary L. Dotz, effective December 10, 2010					X

10.11†	Mary L. Dotz Retention Bonus Letter					X

10.12†	Independent Contractor Agreement with John J. Quicke					X

10.13†	Amendment No. 1 to the Independent Contractor Agreement with John J. Quicke					X

10.14†	Amendment No. 2 to the Independent Contractor Agreement with John J. Quicke					X

	Stock Plans and Related Forms

10.15†	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01

10.16†	2000 Non-statutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01

10.17†	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00

10.18†	2004 Equity Incentive Plan, as amended and restated on August 20, 2008	DEF 14A	000-15071	A	09/08/08

10.19†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04

10.20†	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04

10.21†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04

10.22†	Adaptec, Inc. 2006 Director Plan	DEF 14A	000-15071	A	07/28/06

10.23†	Restricted Stock Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.02	02/11/08

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K
		Form	File Number	Exhibit	File Date
10.24†	Stock Option Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.01	02/11/08

10.25†	Stock Option Award Agreement under 2006 Director Plan as amended on December 7, 2010.					X

10.26†	Stock Appreciation Right Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.03	02/11/08

10.27†	Restricted Stock Unit Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.04	02/11/08

10.28†	Restricted Stock Unit Award Agreement under 2006 Director Plan as amended on December 7, 2010.					X

10.29†	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04

10.30†	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04

	Other Compensatory Plans

10.31†	Non-Employee Director Compensation Policy, as amended effective April 1, 2009	10-K	000-15071	10.28	05/27/10

10.32†	Fiscal 2010 Adaptec Incentive Plan	10-K	000-15071	10.29	05/27/10

10.33†	Form of Indemnification Agreement entered into between the Company and its officers and directors	10-K	000-15071	10.47	06/06/07

	Other Material Agreements

10.34	Settlement Agreement, dated as of October 26, 2007, among the Registrant, Steel Partners, L.L.C. and Steel Partners II, L.P.	8-K	000-15071	10.01	10/31/07

21.1	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Transition Report on Form 10-K pursuant to Item 14(c) of said form.

*	Confidential treatment has been granted for portions of this agreement.