Form 10-Q
period 2011-04-01
ADPT Corp
filed 2011-05-10
CIK 709804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-15071

ADPT Corporation

(Exact name of Registrant as specified in its charter)

DELAWARE	94-2748530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

691 S. MILPITAS BLVD., SUITE 208, MILPITAS, CALIFORNIA	95035
(Address of principal executive offices)	(Zip Code)

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

The number of shares of ADPT’s common stock outstanding as of May 5, 2011 was 108,832,141.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADPT Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-Month Period Ended
	April 1, 2011	March 31, 2010
	(in thousands, except per share amounts)
Net revenues	$—	$787
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)	—	1,177

Gross loss	—	(390)

Operating expenses:
Research and development	—	4,370
Selling, marketing and administrative	2,382	5,458
Amortization of acquisition-related intangible assets	—	325
Restructuring charges	38	590

Total operating expenses	2,420	10,743

Loss from continuing operations	(2,420)	(11,133)
Interest and other income, net	5,332	1,863

Income (loss) from continuing operations before income taxes	2,912	(9,270)
Benefit from (provision for) income taxes	(1,095)	1,421

Income (loss) from continuing operations, net of taxes	1,817	(7,849)

Discontinued operations, net of taxes
Income from discontinued operations, net of taxes	—	610
Gain on disposal of discontinued operations, net of taxes	—	266

Income from discontinued operations, net of taxes	—	876

Net income (loss)	$1,817	$(6,973)

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.02	$(0.07)
Income from discontinued operations, net of taxes	$—	$0.01
Net income (loss)	$0.02	$(0.06)
Diluted
Income (loss) from continuing operations, net of taxes	$0.02	$(0.07)
Income from discontinued operations, net of taxes	$—	$0.01
Net income (loss)	$0.02	$(0.06)

Shares used in computing income (loss) per share:
Basic	108,801	119,403
Diluted	108,875	119,403

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 1, 2011	December 31, 2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$91,380	$38,276
Marketable securities	258,207	314,135
Restricted cash	18	1,676
Prepaid expenses and other current assets	3,931	4,807
Assets held for sale	6,216	6,000

Total current assets	359,752	364,894
Other long-term assets	2,928	2,658

Total assets	$362,680	$367,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,125	$3,353
Accrued and other liabilities	2,801	4,398
3/4% Convertible Senior Subordinated Notes due 2023	346	346

Total current liabilities	5,272	8,097
Other long-term liabilities	11,503	12,203
Deferred income taxes	986	986

Total liabilities	17,761	21,286

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	108	108
Additional paid-in capital	170,995	170,987
Accumulated other comprehensive income (loss), net of taxes	(311)	2,861
Retained earnings	174,127	172,310

Total stockholders’ equity	344,919	346,266

Total liabilities and stockholders’ equity	$362,680	$367,552

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three-Month Period Ended
	April 1, 2011	March 31, 2010
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$1,817	$(6,973)
Less: income from discontinued operations, net of taxes	—	876

Income (loss) from continuing operations, net of taxes	1,817	(7,849)
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash used in operating activities:
Stock-based compensation expense	8	617
Depreciation and amortization	774	2,528
Gain on release of foreign currency translation, net of taxes	(2,542)	—
Loss on retirement of assets	—	34
Changes in assets and liabilities	(1,571)	24

Net Cash Used in Operating Activities of Continuing Operations	(1,514)	(4,646)
Net Cash Provided by Operating Activities of Discontinued Operations	—	1,409

Net Cash Used in Operating Activities	(1,514)	(3,237)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(106)
Purchases of marketable securities	(96,254)	(72,015)
Sales of marketable securities	114,014	23,121
Maturities of marketable securities	36,612	30,790

Net Cash Provided by (Used in) Investing Activities of Continuing Operations	54,372	(18,210)
Net Cash Used in Investing Activities of Discontinued Operations	—	(293)

Net Cash Flow Provided by (Used in) Investing Activities	54,372	(18,503)

Cash Flows From Financing Activities:
Repurchases of long-term debt	—	(68)
Proceeds from issuance of common stock	—	297

Net Cash Provided by Financing Activities of Continuing Operations	—	229
Net Cash Provided by Financing Activities of Discontinued Operations	—	—

Net Cash Provided by Financing Activities	—	229

Effect of Foreign Currency Translation on Cash and Cash Equivalents	246	(471)

Net Increase (Decrease) in Cash and Cash Equivalents	53,104	(21,982)
Cash and Cash Equivalents at Beginning of Period	38,276	85,930

Cash and Cash Equivalents at End of Period	$91,380	$63,948

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description and Basis of Presentation

Description

ADPT Corporation (“ADPT” or the “Company”) is primarily focused on capital redeployment and identification of new business operations in which it can utilize its existing working capital and maximize the use of the Company’s net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, exploring the area of youth sports. In September 2010, the Company completed the wind down of its products and associated technology obtained from its acquisition of Aristos Logic Corporation (“Aristos Business”), which provided enterprise-class external storage products, including Application Specific Integrated Circuits and software, to Original Equipment Manufacturers. The Company considered all of its products to be similar in nature and function. The Company also operated in one segment and did not derive any amount of its revenue from services or support. For details regarding the Company’s historical business, which has been accounted for as discontinued operations, refer to Note 4 of the Notes to the Unaudited Condensed Consolidated Interim Financial Statements.

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“Consolidated Financial Statements”) of ADPT and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2010 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The Consolidated Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010, which was filed with the SEC on March 3, 2011. The nine-month period from April 1, 2010 to December 31, 2010 (the “Transition Period”) reflects the Company’s change in fiscal year end from March 31 to December 31. Subsequent to the Transition Period, the Company’s fiscal year will represent the twelve-month period from January 1 to December 31, with historical periods remaining unchanged related to the twelve-month period from April 1 to March 31, which include, but are not limited to, the Company’s fiscal years ended March 31, 2010 (“fiscal 2010”) and March 31, 2009 (“fiscal 2009”) or (collectively “fiscal years 2010 and 2009”). As a result, the comparative financial information included in this Form 10-Q relates to the three-month periods ended April 1, 2011 and March 31, 2010. The results of operations for the three-month period ended April 1, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company’s Consolidated Financial Statements include the accounts of ADPT and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Recent Accounting Pronouncements

There were no additional accounting pronouncements recently issued in the three-month period ended April 1, 2011 which are applicable to the Company or may be considered material to the Company. For a complete discussion of the impact of recently issued accounting pronouncements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

3. Employee Stock Benefit Plans

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has minimal outstanding options issued under equity plans that have terminated and minimal outstanding options under an equity plan that it assumed in connection with a previous acquisition. For a complete discussion of these plans, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of April 1, 2011, the Company had an aggregate of 17.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 0.4 million shares were subject to outstanding options and other stock-based awards and 17.4 million shares were available for future grants of options and other stock-based awards. As of April 1, 2011, the Company had an aggregate of 0.9 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.4 million shares were subject to outstanding options and other stock-based awards and 0.5 million shares were available for future grants of options and other stock-based awards.

Stock Benefit Plans Activities

Stock Options: A summary of option activity under all of the Company’s equity incentive plans as of April 1, 2011 and changes during the three-month period ended April 1, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding at December 31, 2010	799	$3.56
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(34)	8.29

Outstanding at April 1, 2011	765	$3.35	6.09	$13

Options vested and expected to vest at April 1, 2011	740	$3.36	5.97	$13

Options exercisable at April 1, 2011	677	$3.40	5.65	$13

The aggregate intrinsic value is calculated as the difference between the price of the Company’s common stock on the Pink Sheets Electronic Quotation Service and the exercise price of the underlying awards for the 0.2 million shares subject to options that were in-the-money at April 1, 2011. During the three-month periods ended April 1, 2011 and March 31, 2010, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans were minimal and $0.3 million, respectively, determined as of the date of option exercise. As of April 1, 2011, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was approximately $34,000 and this expense is expected to be recognized over a remaining weighted-average period of 2.54 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. As of April 1, 2011, there were 20,313 shares of service-based restricted stock awards and 62,500 shares of restricted stock units outstanding. The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. For a complete discussion on how the restrictions generally lapsed for restricted stock, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of activity for restricted stock as of April 1, 2011 and changes during the three-month period ended April 1, 2011 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except weighted
	average grant-date fair value)
Non-vested restricted stock at December 31, 2010 (1)	84	$2.94
Awarded	—	—
Vested	(1)	2.84
Forfeited	—	—

Non-vested restricted stock at April 1, 2011 (1)	83	$2.94

(1)	Non-vested restricted stock at each period included shares issued to certain non-employee directors in which vesting will occur immediately if the relationship between the Company and the non-employee director ceases for any reason. These non-vested shares were recognized and fully expensed as stock-based compensation expense in the Unaudited Condensed Consolidated Statements of Operations at the date of grant or the date of modification.

All restricted stock was awarded at the par value of $0.001 per share. As of April 1, 2011, the total unamortized stock-based compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was approximately $40,000 and this expense is expected to be recognized over a remaining weighted-average period of 2.54 years.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense for all stock-based awards made to its employees and directors based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. In addition, the Company applies the simplified method to establish the beginning balance of the additional paid in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax shortfalls.

Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended April 1, 2011 and March 31, 2010 was as follows:

	Three-Month Period Ended
	April 1, 2011	March 31, 2010
	(in thousands)
Stock-based compensation expense by caption:
Research and development	$—	$155
Selling, marketing and administrative	8	462

Stock-based compensation expense effect on income (loss) from continuing operations, net of taxes	$8	$617

Stock-based compensation expense by type of award:
Stock options	$4	$258
Restricted stock awards and restricted stock units	4	359

Stock-based compensation expense effect on income (loss) from continuing operations, net of taxes	$8	$617

Stock-based compensation expense in the above table does not reflect any significant income tax expense, which is consistent with the Company’s treatment of income or loss from its United States operations. For the three-month periods ended April 1, 2011 and March 31, 2010, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the three-month periods ended April 1, 2011 and March 31, 2010 as the amounts were not material.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for all stock-based awards. No grants were made in the three-month periods ended April 1, 2011 and March 31, 2010 for stock options and other stock-based awards.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Business Dispositions

DPS Business: On June 8, 2010, the Company consummated a transaction with PMC-Sierra, Inc. (“PMC-Sierra”) in which PMC-Sierra purchased certain assets related to the Company’s business of providing data storage hardware and software solutions and products (the “DPS Business”) and PMC-Sierra assumed certain liabilities of the Company related to the DPS Business. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by the Company upon the closing of the transaction and the remaining $5.0 million is being withheld in an escrow account (“DPS Holdback”). The DPS Holdback is to secure potential indemnification obligations pursuant to the Asset Purchase Agreement entered into by PMC-Sierra and ADPT on May 8, 2010. The DPS Holdback is to be released to the Company on June 8, 2011, one year after the consummation of the sale of the Company’s DPS Business, except for funds necessary to provide for any pending or satisfied claims, and will be recognized as contingent consideration in discontinued operations when received. As of April 1, 2011, the full DPS Holdback of $5.0 million remains available for potential indemnification obligations that may arise. For further discussion on the sale of the DPS Business, please refer to Note 3 of the Notes to Consolidated Financial Statements in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

On June 8, 2010, the Company also entered into a transition service agreement with PMC-Sierra, in which the Company provided certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services were reimbursed by PMC-Sierra. As a result of the transition service agreement, cash of $1.7 million was received on behalf of PMC-Sierra upon collection of accounts receivable and was classified as “Restricted cash” and included in “Accounts payable” on the Company’s Unaudited Condensed Consolidated Balance Sheets at December 31, 2010.

Net revenues and the components of income related to the DPS Business included in discontinued operations, were as follows:

Three-Month Period Ended
March 31, 2010
(in thousands)
Net revenues	$15,806

Income from discontinued operations before income taxes	2,224
Provision for income taxes	(1,614)

Income from discontinued operations, net of taxes	$610

Snap Server Network Attached Storage (“NAS”) Business: On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. (“Overland”) for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million, which was reserved as a result of the financial difficulties Overland had reported, was to be received on the 12 month anniversary of the closing of the transaction pursuant to a promissory note issued to the Company. In the three-month period ended July 3, 2009, the Company amended the promissory note agreement with Overland, which allowed Overland to pay the Company the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010; however, the Company received the final payment from Overland in the three-month period ended July 2, 2010. Due to the Company’s continued concern regarding Overland’s ability to pay the Company, the Company released the reserve on the receivable as cash was collected. As a result, in the three-month period ended March 31, 2010, the Company recorded a gain of $0.3 million in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. For further discussion on the sale of the Snap Server NAS Business, please refer to Note 3 of the Notes to Consolidated Financial Statements in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

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

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s portfolio of marketable securities at April 1, 2011 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$75,049	$—	$—	$75,049
United States government securities	59,167	287	(44)	59,410
Government agencies	46,737	211	(63)	46,885
Mortgage-backed securities	18,491	90	(13)	18,568
State and municipalities	5,838	5	(16)	5,827
Corporate obligations	137,409	631	(144)	137,896

Total available-for-sale securities	342,691	1,224	(280)	343,635
Amounts classified as cash equivalents	(85,428)	—	—	(85,428)

Amounts classified as marketable securities	$257,263	$1,224	$(280)	$258,207

The Company’s portfolio of marketable securities at December 31, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$5,737	$—	$—	$5,737
United States government securities	57,379	409	(32)	57,756
Government agencies	53,065	308	(51)	53,322
Mortgage-backed securities	32,161	141	(36)	32,266
State and municipalities	4,021	2	(39)	3,984
Corporate obligations	183,971	1,122	(117)	184,976
Asset-backed securities	492	17	—	509

Total available-for-sale securities	336,826	1,999	(275)	338,550
Amounts classified as cash equivalents	(24,415)	—	—	(24,415)

Amounts classified as marketable securities	$312,411	$1,999	$(275)	$314,135

Sales of marketable securities resulted in gross realized gains of $0.5 million and $0.1 million during the three-month periods ended April 1, 2011 and March 31, 2010, respectively. Sales of marketable securities resulted in gross realized losses of $0.1 million and $26,000 during the three-month periods ended April 1, 2011 and March 31, 2010, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at April 1, 2011:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
United States government securities	$19,027	$(44)	$—	$—	$19,027	$(44)
Government agencies	16,953	(63)	—	—	16,953	(63)
Mortgage-backed securities	5,044	(13)	—	—	5,044	(13)
State and municipalities	4,153	(16)	—	—	4,153	(16)
Corporate obligations	39,137	(144)	—	—	39,137	(144)

Total	$84,314	$(280)	$—	$—	$84,314	$(280)

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

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month periods ended April 1, 2011 and March 31, 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at April 1, 2011 and December 31, 2010, by contractual maturity, were as follows:

	April 1, 2011		December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
		(in thousands)
Mature in one year or less	$183,914	$184,446	$149,441	$149,900
Mature after one year through three years	156,197	156,605	184,162	185,436
Mature after three years through five years	2,580	2,584	3,223	3,214

Total	$342,691	$343,635	$336,826	$338,550

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

Financial Assets Measured at Fair Value on a Recurring Basis

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid. Level 1 instruments also include United States government securities, government agencies, state and municipalities, and substantially all mortgage-backed securities as these securities are backed by the federal or state governments and traded in active markets frequently with sufficient volume. Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. At both April 1, 2011 and December 31, 2010, there were no significant transfers that occurred between levels 1 and 2 of the Company’s financial assets. At both April 1, 2011 and December 31, 2010, the Company did not utilize level 3 to value its financial assets on a recurring basis. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Financial assets measured at fair value on a recurring basis at April 1, 2011 and December 31, 2010 were as follows:

		April 1, 2011			December 31, 2010
		Fair Value Measurements At Reporting Date Using			Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
			(in thousands)
Cash, including short-term deposits (1)	$81,001	$81,001	$—	$19,598	$19,598	$—
United States government securities (2)	59,410	59,410	—	57,756	57,756	—
Government agencies (2)	46,885	46,885	—	53,322	53,322	—
Mortgage-backed securities (2)	18,568	18,401	167	32,266	31,870	396
State and municipalities (2)	5,827	3,983	1,844	3,984	3,984	—
Corporate obligations (3)	137,896	—	137,896	184,976	—	184,976
Asset-backed securities (2)	—	—	—	509	—	509

Total	$349,587	$209,680	$139,907	$352,411	$166,530	$185,881

(1)	At April 1, 2011, the Company recorded $80,886,000 and, $115,000 within “Cash and cash equivalents,” and “Marketable securities,” respectively. At December 31, 2010, the Company recorded $19,483,000 and $115,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	At April 1, 2011, the Company recorded $10,494,000 and $127,402,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At December 31, 2010, the Company recorded $18,793,000 and $166,183,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company utilized level 3 to value its non-financial assets on a non-recurring basis. Level 3, which is categorized as significant unobservable inputs, included the Company’s long-lived assets classified as held for sale and non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. Although the Company used the market approach for the fair value of its long-lived assets classified as held for sale based on similar assets either sold, pending sale or available for sale, the terms of these similar assets are highly subjective, resulting in the classification as level 3. The Company regularly monitors its two venture capital funds and records these investments within “Other long-term assets” on the Unaudited Condensed Consolidated Balance Sheets based on quarterly statements the Company receives from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and other income, net,” in the Unaudited Condensed Consolidated Statements of Operations. At both April 1, 2011 and December 31, 2010, there were no transfers in or out of level 3 related to the Company’s long-lived assets classified as held for sale and the Company’s two venture capital funds.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Non-financial assets measured at fair value on a non-recurring basis at April 1, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Non-controlling interest in certain funds	$1,184	$—	$—	$1,184
Long-lived assets held for sale	6,216	—	—	6,216

Total	$7,400	$—	$—	$7,400

Non-financial assets measured at fair value on a non-recurring basis at December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Non-controlling interest in certain funds	$1,184	$—	$—	$1,184
Long-lived assets held for sale	6,000	—	—	6,000

Total	$7,184	$—	$—	$7,184

7. Balance Sheet Details

Accrued and Other Liabilities

The components of accrued and other liabilities at April 1, 2011 and December 31, 2010 were as follows:

	April 1, 2011	December 31, 2010
	(in thousands)
Tax-related	$252	$557
Restructuring-related	345	1,231
Accrued compensation and related taxes	1,254	1,334
Professional services	734	1,148
Other	216	128

Accrued and other liabilities	$2,801	$4,398

Other Long-Term Liabilities

The components of other long-term liabilities at April 1, 2011 and December 31, 2010 were as follows:

	April 1, 2011	December 31, 2010
	(in thousands)
Tax-related	$11,426	$11,434
Other	77	769

Other long-term liabilities	$11,503	$12,203

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Long-lived Assets

Intangible Assets, Net

The components of intangible assets, net, at April 1, 2011 and December 31, 2010 were as follows:

	April 1, 2011				December 31, 2010
	Gross Carrying Amount	Impairment/ Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount	Impairment/ Accumulated Amortization		Net Carrying Amount
				(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies$	18,800	$(18,800	)(1)	$—	$18,800	$(18,800	)(1)	$—
Customer relationships	3,900	(3,900	)(2)	—	3,900	(3,900	)(2)	—
Backlog	340	(340)		—	340	(340)		—

Subtotal	23,040	(23,040)		—	23,040	(23,040)		—
Software license	1,755	(1,755)		—	1,755	(1,755)		—

Intangible assets, net	$24,795	$(24,795)		$—	$24,795	$(24,795)		$—

(1)	Accumulated amortization at April 1, 2011 and December 31, 2010 included impairment charges of $5,333,000, which was recorded within “Cost of revenues” in the Consolidated Statements of Operations in the Transition Period.
(2)	Accumulated amortization at April 1, 2011 and December 31, 2010 included impairment charges of $764,000, which was recorded within “Impairment of long-lived assets” in the Consolidated Statements of Operations in the Transition Period.

Amortization of intangible assets, net was $0 and $1.4 million in the three-month periods ended April 1, 2011 and March 31, 2010, respectively.

Impairment Review

The Company reevaluated the recoverability of the carrying value of its long-lived assets at March 31, 2010 as the Company continued through a sale or disposition process on certain of its assets or business operations which was initiated in December 2009. Based on the Company’s analysis, its long-lived assets were not considered impaired in the three-month period ended March 31, 2010 as the sum of the expected undiscounted future cash flows exceeded the carrying value of its long-lived assets of $27.4 million at March 31, 2010. The sum of the expected undiscounted future cash flows was weighted to take into consideration the possible outcomes of whether the long-lived assets, which were considered as one asset group based on the lowest level of independent cash flows generated, would be retained and utilized as opposed to sold or disposed. For a complete discussion of the Company’s impairment review, please refer to Note 7 of the Notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

Assets Held For Sale

The Company’s headquarters building continues to be classified as “Assets held for sale” in the Unaudited Condensed Consolidated Balance Sheets at April 1, 2011 at its estimated fair value, less cost to sell, of $6.2 million. The estimated fair value approximated its carrying value, which was determined using the market approach and considered the perspective of market participants. The Company’s carrying value of the building increased by $0.2 million during the three-month period ended April 1, 2011 due to leasehold improvements that were placed into service during the period. While classified as held for sale, the Company may need to reassess the fair value of the building at each of its reporting periods and determine whether the carrying value is recoverable. If the carrying value is not deemed to be recoverable based on current market conditions, the Company may be required to record additional impairment charges for its long-lived assets in the future. The Company expects to sell its facilities in the three-month period ended July 1, 2011.

9. Commitments and Contingencies

Contractual Obligations

As of April 1, 2011, the Company did not have any significant changes to its contractual obligations that were disclosed in Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010. Subsequent to the three-month period ended April 1, 2011, the Company entered into a one year consulting agreement with Legend7 Sports, LLC and Dennis M. Mannion, effective March 31, 2011, which provides for a consulting fee of $83,333.33 per month or $1.0 million over a one year term, unless terminated prior to the end of the term upon a material breach by Legend7 Sports, LLC or Mr. Mannion.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

10. Restructuring Charges

The Company implemented restructuring plans during the Transition Period and during fiscal years 2010 and 2009. The goals of these plans were to bring its operational expenses to appropriate levels relative to its historical net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” and/or “Income from discontinued operations, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations. For a complete discussion on all of the Company’s previous restructuring actions that were implemented prior to the three-month period ended April 1 2011, please refer to Note 11 of the Notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

In the three-month period ended April 1, 2011, the Company recorded minimal restructuring accrual adjustments related to the Transition Period’s restructuring plan for severance and benefits. To date, the Company has recorded a total of $3.9 million associated with this plan, of which $3.7 million related to severance and benefit charges for affected employees who were notified of their impending employment termination date and $0.2 million related to a termination fee for vacating a facility in California. The Company does not expect to record additional restructuring charges related to this plan in the future.

In the three-month period ended March 31, 2010, the Company recorded restructuring charges of $0.7 million related to the Company’s fiscal 2010 restructuring plan for severance and benefits and restructuring accrual adjustments of $(0.1) million related to a previous acquisition-related restructuring plan and fiscal 2009 restructuring plan due to the estimated loss on the Company’s facilities.

The activity in the restructuring accrual for all outstanding plans was as follows for the three-month period ended April 1, 2011:

	Severance and Benefits	Other Charges	Total
	(in thousands)
Accrual balance at December 31, 2010	$881	$350	$1,231
Accrual adjustments	38	—	38
Cash paid	(813)	(111)	(924)

Accrual balance at April 1, 2011	$106	$239	$345

The Company anticipates that the remaining restructuring accrual balance of $0.3 million at April 1, 2011, which was reflected in “Accrued and other liabilities” in the Unaudited Condensed Consolidated Balance Sheets, will be paid out by December 31, 2011. The remaining restructuring severance and benefits accrual balance of $0.1 million at April 1, 2011 relates to COBRA benefits while the remaining restructuring other charges balance of $0.2 million at April 1, 2011 relates to lease obligations, which lease term ends in October 2011.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity in the restructuring accrual for all outstanding plans was as follows for the three-month period ended March 31, 2010:

	Severance and Benefits	Other Charges	Total
		(in thousands)
Accrual balance at January 1, 2010	$383	$1,043	$1,426
Charges for Fiscal 2010 Restructuring Plan (1)	693	—	693
Accrual adjustments	—	(104)	(104)
Cash paid	(996)	(236)	(1,232)

Accrual balance at March 31, 2010	$80	$703	$783

(1)	The charges for fiscal 2010 restructuring plan included $1,000 classified as discontinued operations in the three-month period ended March 31, 2010, which was reflected in “Income from discontinued operations, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations.

11. Interest and Other Income, Net

The components of interest and other income, net, for the three-month periods ended April 1, 2011 and March 31, 2010 were as follows:

	Three-Month Period Ended
	April 1, 2011	March 31, 2010
	(in thousands)
Interest income, net	$1,390	$1,887
Realized currency translation gains (losses)	3,846	(40)
Other	96	16

Interest and other income, net	$5,332	$1,863

In the three-month period ended April 1, 2011, the Company realized foreign currency translation gains due to substantial liquidation or liquidation of certain of its foreign subsidiaries.

12. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the three-month periods ended April 1, 2011 and March 31, 2010 includes foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

The Company recorded a tax provision of $1.1 million for the three-month period ended April 1, 2011 primarily due to the reversal of income taxes, which was reflected in “Accumulated other comprehensive income (loss), net of taxes” in the Unaudited Condensed Consolidated Balance Sheets at December 31, 2010, as the Company realized certain currency translation gains due to substantial liquidation or liquidation of certain of its foreign subsidiaries during the period. This was partially offset by income tax benefits from losses incurred in the Company’s foreign jurisdictions and the reversal of reserves for certain foreign taxes in the three-month period ended April 1, 2011. The Company recorded a tax benefit of $1.4 million for the three-month period ended March 31, 2010 due to losses incurred from continuing operations that were offset against income and taxes recorded in discontinued operations. This was partially offset by state minimum taxes and foreign taxes related to its foreign subsidiaries, and changes in judgment related to the on-going audits in its foreign jurisdictions in the three-month period ended March 31, 2010.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income. If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income. For details regarding the Company’s NOL carryforwards prior to the three-month period ended April 1, 2011, please refer to Note 13 of the Notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of April 1, 2011, the Company’s total gross unrecognized tax benefits were $31.8 million, of which $12.1 million, if recognized, would affect the effective tax rate. There have been no material changes to the Company’s total gross unrecognized tax benefits from December 31, 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of April 1, 2011, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

The Company has concluded its negotiations with the Internal Revenue Service (the “IRS”) taxing authorities with regard to tax disputes for the Company’s fiscal years 1994 through 2006. In fiscal 2009, the IRS issued a No Change Report indicating no change to the Company’s tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions in which the Company operates or formerly operated continue to audit its tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether the Company will be required to make additional tax payments and believes that it has provided sufficient tax provisions for the tax exposures in such foreign jurisdictions.

13. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock–based awards, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) was as follows:

	Three-Month Period Ended
	April 1, 2011	March 31, 2010
	(in thousands, except per share amounts)
Numerators:
Income (loss) from continuing operations, net of taxes - basic and diluted	$1,817	$(7,849)
Income from discontinued operations, net of taxes - basic and diluted	—	876

Net income (loss) - basic and diluted	$1,817	$(6,973)

Denominators:
Weighted average shares outstanding - basic	108,801	119,403
Effect of dilutive securities:
Stock-based awards	74	—

Weighted average shares outstanding - diluted	108,875	119,403

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.02	$(0.07)
Income from discontinued operations, net of taxes	$—	$0.01
Net income (loss)	$0.02	$(0.06)
Diluted
Income (loss) from continuing operations, net of taxes	$0.02	$(0.07)
Income from discontinued operations, net of taxes	$—	$0.01
Net income (loss)	$0.02	$(0.06)

Diluted loss per share for the three-month period ended March 31, 2010 was based only on the weighted-average number of shares outstanding during that period, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during that period was used to calculate both the basic and diluted earnings per share. In addition, certain potential common shares were excluded from the diluted computation for the three-month period ended April 1, 2011 because their inclusion would have been anti-dilutive. The weighted-average number of common shares used to calculate the diluted earnings per share for loss from continuing operations, net of taxes, during each of the periods was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The potential common shares excluded for the three-month periods ended April 1, 2011 and March 31, 2010 were as follows:

	Three-Month Period Ended
	April 1, 2011	March 31, 2010
	(in thousands)
Outstanding stock options	230	5,354
Outstanding restricted stock	83	1,859
3/4% Convertible Senior Subordinated Notes due 2023	30	30

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

14. Comprehensive Loss

The Company’s comprehensive loss, net of taxes, which consisted of net income (loss) and the changes in net unrealized loss on marketable securities net of taxes, and foreign currency translation adjustments, net of taxes, was as follows:

	Three-Month Period Ended
	April 1, 2011	March 31, 2010
	(in thousands)
Net income (loss)	$1,817	$(6,973)
Net unrealized loss on marketable securities, net of taxes	(782)	(300)
Net foreign currency translation adjustment, net of taxes:
Foreign currency translation adjustment, net of taxes	152	(378)
Release of foreign currency translation gains, net of taxes	(2,542)	—

Net foreign currency translation adjustment, net of taxes	(2,390)	(378)

Comprehensive loss, net of taxes	$(1,355)	$(7,651)

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month periods ended April 1, 2011 and March 31, 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income (loss), net of taxes, at April 1, 2011 and December 31, 2010 were as follows:

	April 1, 2011	December 31, 2010
	(in thousands)
Net unrealized gain (loss) on marketable securities, net of taxes	$(418)	$364
Foreign currency translation, net of taxes	107	2,497

Accumulated other comprehensive income (loss), net of taxes	$(311)	$2,861

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

Product Warranty

The Company provided an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales were recorded in the period in which the related revenue was recognized. The estimated future warranty obligations were affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differed from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the three-month period ended March 31, 2010. Substantially all of the Company’s product warranty liability transferred to PMC-Sierra upon the sale of the DPS Business, except those amounts associated with the Company’s Aristos Business, which were fulfilled by December 31, 2010.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the changes to the Company’s warranty accrual for the three-month periods ended April 1, 2011 and March 31, 2010 was as follows:

	Three-Month Period Ended
	April 1, 2011	March 31, 2010
	(in thousands)
Balance at beginning of period	$—	$320
Warranties provided	—	148
Actual costs incurred	—	(158)

Balance at end of period	$—	$310

16. Related Party Transactions

As of April 1, 2011, Warren G. Lichtenstein, Steel Partners, LLC, Steel Partners Holdings, L.P. and one of their affiliates, Steel Partners II, L.P. (collectively, “Steel Partners”) beneficially owned approximately 33% of the Company’s outstanding common stock. Jack L. Howard, John J. Quicke and Mr. Lichtenstein are directors of the Company and each such person is deemed to be an affiliate of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended. Each of the three directors are compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy. In addition, Mr. Quicke currently serves as the Interim President and CEO of the Company and is compensated $30,000 per month, effective, January 4, 2010, in connection with this role, which is in addition to the compensation he receives as a non-executive board member.

17. Significant Customers

The Company completed the wind down of the Aristos Business in September 2010 and is primarily focused on capital redeployment and identification of new business operations. As a result, no revenue was recorded in the three-month period ended April 1, 2011. In the three-month period ended March 31, 2010, Apple Inc. and Xiotech Corporation accounted for 83% and 17% of the Company’s total net revenues, respectively.

18. Supplemental Disclosure of Cash Flows

	Three-Month Period Ended
	April 1, 2011	March 31, 2010
	(in thousands)
Non-cash investing and financing activities:
Net unrealized losses on available-for-sale securities, net of taxes	$(782)	$(300)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our ability to deploy our capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investment opportunities; the ability to monetize our remaining assets including our building and patent portfolio; the ability to realize the benefits of our net tax operating losses; the possibility of being deemed a “shell company” under the federal securities laws, which may adversely impact our ability to offer our stock to officers, directors and consultants, and would likely increase the costs of registration compliance following the completion of a business combination; the possibility of being deemed an investment company under the Investment Company Act of 1940, as amended, which may make it difficult for us to complete future business combinations or acquisitions; the potential need to record additional impairment charges for long-lived assets or marketable securities based on current market conditions; the necessity to record material tax provisions or pay additional tax payments in the future as a result of estimates for tax provisions that materially differ from actual outcomes, and tax audits and redetermination by the United States and foreign taxing authorities in which we operate or formerly operated; the ability to reduce our operating costs; general economic conditions and our expected liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section and elsewhere in this document and in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this report.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

Basis of Presentation

On December 7, 2010, our Board of Directors approved the change in our fiscal year end from March 31 to December 31. As a result of this change, a Transition Report on Form 10-K was filed with the Securities and Exchange Commission, or the SEC, on March 3, 2011 which included financial information for the nine-month transition period from April 1, 2010 to December 31, 2010, or Transition Period. Subsequent to the Transition Period, our fiscal year will represent the twelve-month period from January 1 to December 31, with historical periods remaining unchanged related to the twelve-month period from April 1 to March 31, which include, but are not limited to, our fiscal years ended March 31, 2010, or fiscal 2010, and March 31, 2009, or fiscal 2009. As a result, the comparative financial information included in this Form 10-Q relates to the three-month periods ended April 1, 2011 and March 31, 2010.

In June 2010, we sold certain assets related to our business of providing data storage hardware and software solutions and products, or the DPS Business, to PMC-Sierra Inc., or PMC-Sierra, and PMC-Sierra assumed certain liabilities related to the DPS Business. In June 2008, we sold the Snap Server Network Attached Storage business, or Snap Server NAS business, to Overland Storage, Inc., or Overland. Accordingly, we reclassified the financial statements and related disclosures for all periods, except for the historical Consolidated Balance Sheets and Statements of Stockholders’ Equity, to reflect these businesses as discontinued operations. These reclassifications had no impact on net loss, total assets or total stockholders’ equity. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

Overview

We are now primarily focused on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses, or NOLs, in the future. The identification of new business operations includes, but is not limited to, exploring the area of youth sports. With the consummation of the sale of the DPS Business to PMC-Sierra in June 2010 and the completion of the wind down related to our products and associated technology obtained from our previous acquisition of Aristos Logic Corporation, or Aristos Business, which provided enterprise-class external storage products, including Application Specific Integrated Circuits and software, to Original Equipment Manufacturers in September 2010, a limited number of employees continue to be retained temporarily to handle corporate matters, including attempting to monetize our building and patent portfolio and the ongoing exploration of strategic alternatives. We remain committed to providing value to all of our stockholders and will aggressively pursue opportunities to deploy the cash and liquid assets on hand to create value for our stockholders.

Results of Operations.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended
	April 1, 2011 (1)	March 31, 2010 (2)
Net revenues	—%	100%
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)	—	150

Gross margin	—	(50)

Operating expenses:
Research and development	—	555
Selling, marketing and administrative	—	694
Amortization of acquisition-related intangible assets	—	41
Restructuring charges	—	75

Total operating expenses	—	1,365

Loss from continuing operations	—	(1,415)
Interest and other income, net	—	237

Loss from continuing operations before income taxes	—	(1,178)
Benefit from income taxes	—	181

Loss from continuing operations, net of taxes	—	(997)

Discontinued operations, net of taxes
Income from discontinued operations, net of taxes	—	77
Gain on disposal of discontinued operations, net of taxes	—	34

Income from discontinued operations, net of taxes	—	111

Net loss	—%	(886)%

The following actions affect the comparability of the data for the periods presented in the above table:

(1)	In the three-month period ended April 1, 2011, we did not recognize any revenue as we completed the wind down of the Aristos Business in September 2010. As a result, we reflected 0% for all items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues.
(2)	Prior period information has been reclassified to conform to the current period presentation. The reclassifications for discontinued operations had no impact on net loss.

Net Revenues.

	Three-Month Period Ended
	April 1, 2011	March 31, 2010	Percentage Change
	(in millions, except percentages)
Net Revenues	$—	$0.8	(100)%

Net revenues decreased by $0.8 million in the three-month period ended April 1, 2011 compared to the three-month period ended March 31, 2010, due to the last time purchases from our customers as we completed the wind down of the Aristos Business in September 2010. We do not expect to record revenues in future quarters until a business is acquired.

In the three-month period ended March 31, 2010, Apple Inc. and Xiotech Corporation accounted for 83% and 17% of our total net revenues, respectively.

Gross Loss.

	Three-Month Period Ended
	April 1, 2011	March 31, 2010	Percentage Change
	(in millions, except percentages)
Gross Loss	$—	$(0.4)	(100)%
Gross Margin	n/a	(50)%	n/a

The decrease in gross loss in the three-month period ended April 1, 2011 compared to the three-month period ended March 31, 2010 was due to the wind down of the Aristos Business in September 2010. We do not expect to have any activity impacting gross loss or gross margin in future quarters until a business is acquired.

Research and Development Expense.

	Three-Month Period Ended
	April 1, 2011	March 31, 2010	Percentage Change
	(in millions, except percentages)
Research and Development Expense	$—	$4.4	(100)%

The decrease in research and development expense in the three-month period ended April 1, 2011 compared to the three-month period ended March 31, 2010 was due to the wind down of the Aristos Business in September 2010. We do not expect to have additional research and development expenses in future quarters until a business is acquired.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended
	April 1, 2011	March 31, 2010	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative Expense	$2.4	$5.5	(56)%

The decrease in selling, marketing and administrative expense in the three-month period ended April 1, 2011 compared to the three-month period ended March 31, 2010 was primarily a result of reductions in our workforce and infrastructure spending due to the restructuring plans we previously implemented, which resulted in a 78% decrease in our average headcount for employees engaged in selling, marketing and administrative functions.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended
	April 1, 2011	March 31, 2010	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$—	$0.3	(100)%

The decrease in amortization of acquisition-related intangible assets in the three-month period ended April 1, 2011 compared to the three-month period ended March 31, 2010 was due to the write off of our intangible assets in the three-month period ended July 2, 2010, as we performed a review of our long-lived assets and determined that an indicator was present in which the carrying value was not recoverable based on our decision to wind down our Aristos Business by the end of September 2010 and in anticipation of putting our building up for sale towards the end of the Transition Period. We then measured the impairment loss and recognized the amount in which the carrying value of our long-lived assets exceeded the estimated fair value, which resulted in the write off of all our intangible assets.

Restructuring Charges.

	Three-Month Period Ended
	April 1, 2011	March 31, 2010	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$0.0	$0.6	(94)%

All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” and/or “Income from discontinued operation, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations. For a complete discussion on all of our previous restructuring actions that were implemented prior to the three-month period ended April 1, 2011, please refer to Note 11 of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

In the three-month period ended April 1, 2011, we recorded minimal restructuring accrual adjustments related to the Transition Period’s restructuring plan for severance and benefits. To date, we have recorded a total of $3.9 million associated with this plan, of which $3.7 million related to severance and benefit charges for affected employees who were notified of their impending employment termination date and $0.2 million related to a termination fee for vacating a facility in California. We do not expect to record additional restructuring charges related to this plan in the future.

In the three-month period ended March 31, 2010, we recorded restructuring charges of $0.7 million related to our fiscal 2010 restructuring plan for severance and benefits and restructuring accrual adjustments of $(0.1) million related to a previous acquisition-related restructuring plan and fiscal 2009 restructuring plan due to the estimated loss on our facilities.

Interest and Other Income, Net.

	Three-Month Period Ended
	April 1, 2011	March 31, 2010	Percentage Change
	(in millions, except percentages)
Interest and Other Income, Net:
Interest income, net	$1.4	$1.9	(26)%
Realized currency translation gains (losses)	3.8	(0.0)	n/a
Other	0.1	0.0	500%

Total Interest and Other Income, Net	$5.3	$1.9	186%

The increase in interest and other income, net, in the three-month period ended April 1, 2011 compared to the three-month period ended March 31, 2010 was primarily due to the recognition of foreign currency translation gains which arose from substantial liquidation or liquidation of certain of our foreign subsidiaries. This was partially offset by lower interest earned on lower cash, cash equivalents and marketable securities’ balances.

Income Taxes.

	Three-Month Period Ended
	April 1, 2011	March 31, 2010	Percentage Change
	(in millions, except percentages)
Benefit From (Provision For) Income Taxes	$(1.1)	$1.4	n/a

Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the three-month periods ended April 1, 2011 and March 31, 2010 includes foreign taxes related to our foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Unaudited Condensed Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

In the three-month period ended April 1, 2011, our tax provision was primarily associated with the reversal of income taxes, which was reflected in “Accumulated other comprehensive income (loss), net of taxes” in the Unaudited Condensed Consolidated Balance Sheets at December 31, 2010, as we realized certain currency translation gains due to substantial liquidation or liquidation of certain of our foreign subsidiaries during the period. This was partially offset by income tax benefits from losses incurred in our foreign jurisdictions and the reversal of reserves for certain foreign taxes in the three-month period ended April 1, 2011. In the three-month period ended March 31, 2010, our tax benefit was associated with losses incurred from continuing operations that was offset against income and taxes recorded in discontinued operations. This was partially offset by state minimum taxes and foreign taxes related to our foreign subsidiaries, and changes in judgment related to the on-going audits in its foreign jurisdictions in the three-month period ended March 31, 2010.

We continue to monitor the status of our NOLs, which may be used to offset future taxable income. If we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change and additionally, we may be unable to use a significant portion of our NOLs to offset taxable income. For details regarding our NOL carryforwards prior to the three-month period ended April 1, 2011, please refer to Note 13 of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

As of April 1, 2011, our total gross unrecognized tax benefits were $31.8 million, of which $12.1 million, if recognized, would affect the effective tax rate. There have been no material changes to our total gross unrecognized tax benefits from December 31, 2010.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which we operate or formerly operated. As of April 1, 2011, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

We have concluded our negotiations with the Internal Revenue Service, or IRS, taxing authorities with regard to tax disputes for our fiscal years 1994 through 2006. In fiscal 2009, the IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions in which we operate or formerly operated continue to audit our tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments and believe that we have provided sufficient tax provisions for the tax exposures in such foreign jurisdictions.

Discontinued Operations.

	Three-Month Period Ended
	April 1, 2011	March 31, 2010	Percentage Change
	(in millions, except percentages)
Income From Discontinued Operations, Net of Taxes	$—	$0.9	(100)%

The change in discontinued operations in the three-month period ended April 1, 2011 compared to the three-month period ended March 31, 2010 was attributable to the sale of the DPS Business, for which we recorded $0.6 million within “Income from discontinued operations, net of taxes” in the three-month period ended March 31, 2010 in the Unaudited Condensed Consolidated Statements of Operations and, to a lesser extent, $0.3 million was recorded within “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations related to the sale of the Snap Server NAS business to Overland.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital: Our principal source of liquidity is cash on hand. We focus on managing the critical components of working capital, which include payables and short-term debt. Our working capital at April 1, 2011 and December 31, 2010 was $354.5 million and $356.8 million, respectively. The decrease in working capital at April 1, 2011 compared to December 31, 2010 of $2.3 million was primarily attributable to a decrease in accounts payables and accrued liabilities of $2.8 million as we made payments to our professional service providers and employees related to compensation matters, which included payments made under our restructuring plans and retention programs.

Operating Activities: Net cash used in operating activities was $1.5 million and $3.2 million in the three-month periods ended April 1, 2011 and March 31, 2010, respectively. The decline in operating activities was primarily due to a decrease on our non-cash charges by $4.9 million primarily related to the recognition of foreign currency translation gains, net of taxes, of $2.5 million, which arose from substantial liquidation or liquidation of certain of our foreign subsidiaries in the three-month period ended April 1, 2011, a decrease in depreciation and amortization by $1.8 million primarily due to the write off of our intangible assets in the three-month period ended July 2, 2010 and a decrease to stock-based compensation by $0.6 million as we are not currently offering new equity grants to any of our employees. The decline in operating activities was also impacted by changes in assets and liabilities that decreased cash used in operations by $1.6 million, which was driven by the sale of the DPS Business to PMC-Sierra as PMC-Sierra purchased substantially all accounts receivable and inventory and certain fixed assets related to the DPS Business while we retained certain liabilities, and to a lesser extent, due to the wind down of the Aristos Business and a decrease in operating activities from discontinued operations of $1.4 million. This was partially offset by recording net income of $1.8 million in the three-month period ended April 1, 2011 as opposed to a net loss of $7.0 million, which was recorded in the three-month period ended March 31, 2010.

Investing Activities: Net cash provided by investing activities was $54.4 million in the three-month period ended April 1, 2011 compared with net cash used in investing activities of $18.5 million in the three-month period ended March 31, 2010. We received cash proceeds from the net sales and maturities of our marketable securities of $54.4 million in the three-month period ended April 1, 2011 while we utilized cash for the net purchases of marketable securities of 18.1 million in the three-month period ended March 31, 2010. We continue to manage our cash through interest-bearing accounts.

Financing Activities: There were no financing activities in the three-month period ended April 1, 2011. Net cash provided by financing activities in the three-month period ended March 31, 2010 was $0.2 million, which related to the receipt of proceeds of $0.3 million from the issuance of common stock under our equity compensation programs and was offset by our repurchases of less than $0.1 million in principal amount of our 3/4% Convertible Subordinated Notes due in 2023, or 3/4% Notes.

Liquidity Requirements

At April 1, 2011, we had $349.6 million in cash, cash equivalents and marketable securities, of which approximately $3.0 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, commercial paper, state and municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-back and asset-backed securities, and were recorded on our Unaudited Condensed Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in stockholders’ equity.

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

In the three-month periods ended April 1, 2011 and March 31, 2010, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

We have invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At April 1, 2011 and December 31, 2010, the carrying value of such investments aggregated $1.2 million at each date, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these equity investments in the future.

We believe that our cash balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of the sale of the DPS Business materially changed our operations, including our anticipated cash needs. We are exploring strategic alternatives to maximize stockholder value going forward, including deploying the proceeds received for the DPS Business and our other assets in seeking business acquisition opportunities and taking other actions to redeploy our capital. In addition, should the scale of potential opportunities, prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, we may not be able to obtain adequate or favorable financing, if needed, due in part to our shares of common stock currently trading on the Pink Sheets Electronic Quotation Service. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

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

Convertible Subordinated Notes

At April 1, 2011, we had a remaining liability of $0.3 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We may seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months (See Note 8 of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010 for a detailed discussion of our debt and equity transactions).

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

Contractual Obligations

As of April 1, 2011, we did not have any significant changes to the contractual obligations that were disclosed in the Liquidity section of our Transition Report on Form 10-K for the nine-month period ended December 31, 2010. Subsequent to the three-month period ended April 1, 2011, we entered into a one year consulting agreement with Legend7 Sports, LLC and Dennis M. Mannion, effective March 31, 2011, which provides for a consulting fee of $83,333.33 per month or $1.0 million over a one year term, unless terminated prior to the end of the term upon a material breach by Legend7 Sports, LLC or Mr. Mannion.

Recent Accounting Pronouncements

There were no additional accounting pronouncements recently issued in the three-month period ended April 1, 2011 which are applicable to us or may be considered material to us. For a complete discussion of the impact of recently issued accounting pronouncements, please refer to Note 1 of the Notes of the Consolidated Financial Statements included in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

Critical Accounting Policies

Our critical accounting policies have not changed from our nine-month transition period ended December 31, 2010. For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

Dispositions

DPS Business

On June 8, 2010, we consummated a transaction with PMC-Sierra in which PMC-Sierra purchased certain assets related to our DPS Business and PMC-Sierra assumed certain liabilities related to the DPS Business. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by us upon the closing of the transaction and the remaining $5.0 million is being withheld in an escrow account, or DPS Holdback. The DPS Holdback is to secure potential indemnification obligations pursuant to the Asset Purchase Agreement entered into by PMC-Sierra and ADPT on May 8, 2010. The DPS Holdback is to be released to us on June 8, 2011, one year after the consummation of the sale of our DPS Business, except for funds necessary to provide for any pending or satisfied claims, and will be recognized as contingent consideration in discontinued operations when received. As of April 1, 2011, the full DPS Holdback of $5.0 million remains available for potential indemnification obligations that may arise. For further discussion on the sale of the DPS Business, please refer to Note 3 of the Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

On June 8, 2010, we also entered into a transition service agreement with PMC-Sierra, in which we provided certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services were reimbursed by PMC-Sierra. As a result of the transition service agreement, cash of $1.7 million was received on behalf of PMC-Sierra upon collection of accounts receivable and was classified as “Restricted cash” and included in “Accounts payable” on our Unaudited Condensed Consolidated Balance Sheets at December 31, 2010.

Snap Server NAS Business

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million, which was reserved as a result of the financial difficulties Overland had reported, was to be received on the 12 month anniversary of the closing of the transaction pursuant to a promissory note issued to us. In the three-month period ended July 3, 2009, we amended the promissory note agreement with Overland, which allowed Overland to pay us the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010; however, we received the final payment from Overland in the three-month period ended July 2, 2010. Due to our continued concern regarding Overland’s ability to pay us, we released the reserve on the receivable as cash was collected. As a result, in the three-month period ended March 31, 2010, we recorded a gain of $0.3 million in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. For further discussion on the sale of the Snap Server NAS Business, please refer to Note 3 of the Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Transition Report on Form 10-K for the nine-month period ended December 31, 2010. Our exposure to market risk has not changed materially since December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended April 1, 2011, which was the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces significant risks. The risks described in “Item 1A: Risk Factors” in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010, may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our results of operations and financial condition. If any of the events or circumstances described in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010 actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. For a complete discussion of our risk factors, please refer to “Item 1A: Risk Factors” in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

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

ADPT Corporation

By:	/s/ JOHN J. QUICKE
	John J. Quicke Interim President and Chief Executive Officer (principal executive officer)	Date: May 10, 2011

By:	/s/ MARY L. DOTZ
	Mary L. Dotz Chief Financial Officer (principal financial officer)	Date: May 10, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X