Form 10-Q
period 2011-07-01
ADPT Corp
filed 2011-08-09
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-15071
___________

ADPT Corporation
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2748530 (I.R.S. Employer Identification No.)

691 S. MILPITAS BLVD., SUITE 208, MILPITAS, CALIFORNIA (Address of principal executive offices)	95035 (Zip Code)

Registrant's telephone number, including area code (408) 945-8600

___________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of ADPT's common stock outstanding as of August 9, 2011 was 108,832,141.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION
	Item 1. FINANCIAL STATEMENTS
	Condensed Consolidated Statements of Operations for the three-month and six- month periods ended July 1, 2011 and July 2, 2010	3
	Condensed Consolidated Balance Sheets as of July 1, 2011 and December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2011 and July 2, 2010	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
	Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	19
	Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
	Item 4. CONTROLS AND PROCEDURES	24

Part II.	OTHER INFORMATION
	Item 1. LEGAL PROCEEDINGS	25
	Item 1A. RISK FACTORS	25
	Item 6. EXHIBITS	25
	SIGNATURES	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADPT Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Revenues	$-	$4,112	$-	$4,899
Cost of revenues (inclusive of amortization and impairment of acquisition-related intangible assets)	-	14,852	-	16,029
Gross margin	-	(10,740)	-	(11,130)

Operating expenses:
Research and development	-	5,300	-	9,670
Selling, marketing and administrative	2,984	3,994	5,366	9,452
Amortization of acquisition-related intangible assets	-	1,077	-	1,402
Restructuring charges	-	2,289	38	2,879
Impairment of long-lived assets	-	4,838	-	4,838
Total operating expenses	2,984	17,498	5,404	28,241

Operating loss	(2,984)	(28,238)	(5,404)	(39,371)

Interest and other income, net	2,795	1,671	8,127	3,534

Income (loss) from continuing operations before income taxes	(189)	(26,567)	2,723	(35,837)

Benefit from (provision for) income taxes	(1,361)	7,353	(2,456)	8,774

Income (loss) from continuing operations, net of taxes	(1,550)	(19,214)	267	(27,063)

Income (loss) from discontinued operations, net of taxes	1,910	(662)	1,910	(52)
Gain on disposal of discontinued operations, net of taxes	4,920	10,746	4,920	11,012
Income from discontinued operations, net of taxes	6,830	10,084	6,830	10,960

Net income (loss)	$5,280	$(9,130)	$7,097	$(16,103)

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$(0.01)	$(0.16)	$0.00	$(0.23)
Income from discontinued operations, net of taxes	$0.06	$0.08	$0.06	$0.09
Net income (loss)	$0.05	$(0.08)	$0.07	$(0.13)
Diluted
Income (loss) from continuing operations, net of taxes	$(0.01)	$(0.16)	$0.00	$(0.23)
Income from discontinued operations, net of taxes	$0.06	$0.08	$0.06	$0.09
Net income (loss)	$0.05	$(0.08)	$0.07	$(0.13)

Shares used in computing income (loss) per share:
Basic	108,813	119,675	108,807	119,539
Diluted	108,949	119,675	108,912	119,539

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	July 1,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$3,894	$38,276
Marketable securities	356,942	314,135
Restricted cash	-	1,676
Prepaid expenses and other current assets	3,343	4,807
Assets held for sale	-	6,000
Total current assets	364,179	364,894
Other long-term assets	2,811	2,658

Total Assets	$366,990	$367,552

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,538	$3,353
Accrued and other liabilities	1,330	4,398
3/4% convertiable senior subordinated notes due 2023	346	346
Total current liabilities	3,214	8,097
Other long-term liabilities	11,245	12,203
Deferred income taxes	986	986
Total liabilities	15,445	21,286

Commitments and contingencies (Note 8)

Shareholders' Equity:
Common stock	108	108
Additional paid-in capital	171,476	170,987
Accumulated other comprehensive income, net of taxes	554	2,861
Retained earnings	179,407	172,310
Total shareholders' equity	351,545	346,266

Total Liabilities and Shareholders' Equity	$366,990	$367,552

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six-Month Period Ended
	July 1,	July 2,
	2011	2010

Cash Flows From Operating Activities:
Net income (loss)	$7,097	$(16,103)
Less: Income from discontinued operations, net of taxes	(6,830)	(10,960)
Income (loss) from continuing operations, net of taxes	267	(27,063)
Adjustments to reconcile income (loss) from continuing operations, net of taxes to net cash used in operating activities
Stock-based compensation expense	460	851
Inventory-related charges	-	100
Depreciation and amortization	1,412	13,722
Gain on release of foreign currency translation, net of taxes	(2,542)	-
Adjustment of deferred taxes	1,365	-
Loss on retirement/impairment of assets	-	10,205
Changes in current assets and liabilities	2,999	(17,681)
Net cash provided by (used in) operating activities of continuing operations	3,961	(19,866)
Net cash provided by operating activities of discontinued operations	6,848	1,607
Net cash provided by (used in) operating activities	10,809	(18,259)

Cash Flows From Investing Activities:
Purchases of intangible assets	-	(281)
Purchases of property and equipment	-	(106)
Purchases of marketable securities	(478,222)	(159,010)
Sales of marketable securities	383,143	59,074
Maturities of marketable securities	49,571	50,151
Net cash used in investing activities of continuing operations	(45,508)	(50,172)
Net cash provided by investing activities of discontinued operations	-	28,945
Net cash used in investing activities	(45,508)	(21,227)

Cash Flows From Financing Activities:
Repurchases of long-term debt	-	(68)
Proceeds from issuance of common stock	29	1,806
Net cash provided by financing activities of continuing operations	29	1,738
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	29	1,738

Effect of foreign currency translation on cash and cash equivalents	288	(587)
Net increase (decrease) in cash and cash equivalents	(34,382)	(38,335)
Cash and cash equivalents, beginning of period	38,276	85,930

Cash and cash equivalents, end of period	$3,894	$47,595

Non-Cash Investing and Financing Activities:
Unrealized gains (losses) on available-for-sale securities, net of taxes	$76	$(854)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description and Basis of Presentation

Description

ADPT Corporation (“ADPT” or the “Company”) is primarily focused on capital redeployment and identification of new business operations in which it can utilize its existing working capital and maximize the use of the Company’s net tax operating losses (“NOLs”) in the future.  The identification of new business operations includes, but is not limited to, exploring the sports business.  For details regarding the Company’s historical business, which has been accounted for as discontinued operations, refer to Note 4 of the Notes to Financial Statements.

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“Consolidated Financial Statements”) of ADPT and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2010 audited consolidated financial statements.  The Consolidated Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The December 31, 2010 Condensed Consolidated Balance Sheet was derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010, which was filed with the SEC on March 3, 2011. The nine-month period from April 1, 2010 to December 31, 2010 (the “Transition Period”) reflects the Company’s change in fiscal year end from March 31 to December 31.  Subsequent to the Transition Period, the Company’s fiscal year will represent the twelve-month period from January 1 to December 31, with historical periods remaining unchanged related to the twelve-month period from April 1 to March 31, which include, but are not limited to, the Company’s fiscal years ended March 31, 2010 (“fiscal 2010”) and March 31, 2009 (“fiscal 2009”) or (collectively “fiscal years 2010 and 2009”).  As a result, the comparative financial information included in this Form 10-Q relates to the three-month and six-month periods ended July 1, 2011 and July 2, 2010.  The results of operations for the three-month and six-month periods ended July 1, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company’s Consolidated Financial Statements include the accounts of ADPT and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Recent Accounting Pronouncements

There were no additional accounting pronouncements recently issued in the six-month period ended July 1, 2011 that are applicable to the Company or may be considered material to the Company.

3.	Employee Stock Benefit Plans

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan.

As of July 1, 2011, the Company had an aggregate of 18.0 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 0.6 million shares were subject to outstanding options and other stock-based awards and 17.4 million shares were available for future grants of options and other stock-based awards.  As of July 1, 2011, the Company had an aggregate of 0.9 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.6 million shares were subject to outstanding options and other stock-based awards and 0.3 million shares were available for future grants of options and other stock-based awards.

Stock Benefit Plans Activities

Stock Options: A summary of option activity under all of the Company’s equity incentive plans as of July 1, 2011 and changes during the six-month period ended July 1, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)

Outstanding at December 31, 2010	799	$3.56
Granted	250	$2.91
Exercised	(10)	$2.86
Forfeited	-	-
Expired	(55)	$6.99
Outstanding at July 1, 2011	984	$3.21	6.19	$61

Options vested and expected to vest at July 1, 2011	843	$3.26	6.02	$49

Options exercisable at July 1, 2011	664	$3.35	5.61	$34

The aggregate intrinsic value is calculated as the difference between the price of the Company’s common stock on the Pink Sheets Electronic Quotation Service and the exercise price of the underlying awards for the 0.6 million shares subject to options that were in-the-money at July 1, 2011.  As of July 1, 2011, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was approximately $0.3 million and this expense is expected to be recognized over a remaining weighted-average period of 2.3 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan.  As of July 1, 2011, there were 18,959 shares of service-based restricted stock awards and 212,500 shares of restricted stock units outstanding.  The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock as of July 1, 2011 and changes during the six-month period ended July 1, 2011 was as follows:

		Weighted Average
	Shares	Grant-Date Fair Value
	(in thousands, except weighted average grant-date fair value)

Non-vested restricted stock at December 31, 2010 (1)	84	$2.91
Awarded	150	$0.00
Vested	(3)	$2.84
Forfeited	-	-
Non-vested restricted stock at July 1, 2011 (1)	231	$2.91

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

All restricted stock was awarded at the par value of $0.001 per share.  As of July 1, 2011, the total unamortized stock-based compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was approximately $36,400 and this expense is expected to be recognized over a remaining weighted-average period of 2.3 years.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense for all stock-based awards made to its employees and directors based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures.  In addition, the Company applies the simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax shortfalls.

Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three-month and six-month periods ended July 1, 2011 and July 2, 2010 was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)

Stock-based compensation expense by caption:
Research and development	$-	$72	$-	$227
Selling, marketing and administrative	452	162	460	624
Effect on income (loss) from continuing operations	$452	$234	$460	$851

Stock-based compensation expense by award type:
Stock options	$12	$165	$16	$423
Restricted stock awards and restricted stock units	440	69	444	428
Effect on income (loss) from continuing operations	$452	$234	$460	$851

Stock-based compensation expense in the above table does not reflect any significant income tax expense, which is consistent with the Company’s treatment of income or loss from its United States operations.  For the three-month and six-month periods ended July 1, 2011 and July 2, 2010, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the three-month and six-month periods ended July 1, 2011 and July 2, 2010 as the amounts were not material.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for all stock-based awards.  No grants were made in the three-month and six-month periods ended July 2, 2010 for stock options and other stock-based awards.  The fair value of the stock-based awards granted in the three-month and six-month periods ended July 1, 2011 was estimated using the following weighted average assumptions:

Assumption

Expected life (in years)	4.3
Risk-free interest rates	1.5%
Expected volatility	44%
Dividend yield	0.0
Weighted average fair value of restricted stock	$1.09

4.	Business Dispositions

DPS Business:  On June 8, 2010, the Company consummated a transaction with PMC-Sierra, Inc. (“PMC-Sierra”) in which PMC-Sierra purchased certain assets related to the Company’s business of providing data storage hardware and software solutions and products (the “DPS Business”) and PMC-Sierra assumed certain liabilities of the Company related to the DPS Business.  The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by the Company upon the closing of the transaction and the remaining $5.0 million was withheld in an escrow account (“DPS Holdback”).  The DPS Holdback was to secure potential indemnification obligations pursuant to the Asset Purchase Agreement entered into by PMC-Sierra and ADPT on May 8, 2010.  The DPS Holdback was released to the Company on June 8, 2011, one year after the consummation of the sale of the Company’s DPS Business, except for $80,000 to provide for one disputed claim, and was recognized as contingent consideration in discontinued operations when received.

On June 8, 2010, the Company also entered into a transition service agreement with PMC-Sierra, in which the Company provided certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services were reimbursed by PMC-Sierra.  As a result of the transition service agreement, cash of $1.7 million was received on behalf of PMC-Sierra upon collection of accounts receivable and was classified as “Restricted cash” and included in “Accounts payable” on the Company’s Unaudited Condensed Consolidated Balance Sheet at December 31, 2010. During the six-month period ended July 1, 2011, the Company completed remitting the $1.7 million to PMC-Sierra.

Revenues and the components of income related to the DPS Business included in discontinued operations follow:

	Three-Month Period Ended	Six-Month Period Ended
	July 2, 2010	July 2, 2010

Revenues	$11,725	$27,531

Income from discontinued operations before income taxes	$253	$2,477
Provision for income taxes	(915)	(2,529)
Income from discontinued operations, net of taxes	$(662)	$(52)

During the three-months ended July 1, 2011, the Company sold patents from its DPS Business for $1.9 million, which was included in income from discontinued operations.

Snap Server Network Attached Storage (“NAS”) Business:  On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. (“Overland”) for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million, which was reserved as a result of the financial difficulties Overland had reported, was to be received on the 12-month anniversary of the closing of the transaction pursuant to a promissory note issued to the Company.  In the three-month period ended July 3, 2009, the Company amended the promissory note agreement with Overland, which allowed Overland to pay the Company the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010; however, the Company received the final payment from Overland in the three-month period ended July 2, 2010.  Due to the Company’s continued concern regarding Overland’s ability to pay the Company, the Company released the reserve on the receivable as cash was collected.  As a result, in the six-month period ended July 2, 2010, the Company recorded a gain of $0.4 million in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

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

The Company’s portfolio of marketable securities at July 1, 2011 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$1,191	$-	$-	$1,191
United States government securities	351,354	436	(50)	351,740
Government agencies	3,511	35	-	3,546
Corporate obligations	1,528	14	-	1,542
Total available-for-sale securities	357,584	485	(50)	358,019
Amounts classified as cash equivalents	(1,077)	-	-	(1,077)
Amounts classified as marketable securities	$356,507	$485	$(50)	$356,942

The Company’s portfolio of marketable securities at December 31, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$5,737	$-	$-	$5,737
United States government securities	57,379	409	(32)	57,756
Government agencies	53,065	308	(51)	53,322
Mortgage-backed securities	32,161	141	(36)	32,266
State and municipalities	4,021	2	(39)	3,984
Corporate obligations	183,971	1,122	(117)	184,976
Asset-backed securities	492	17	-	509
Total available-for-sale securities	336,826	1,999	(275)	338,550
Amounts classified as cash equivalents	(24,415)	-	-	(24,415)
Amounts classified as marketable securities	$312,411	$1,999	$(275)	$314,135

Sales of marketable securities resulted in gross realized gains of $1.5 million and $2.0 million during the three-month and six-month periods ended July 1, 2011, respectively, and $0.1 million and $0.2 million during the three-month and six-month periods ended July 2, 2010, respectively.  Sales of marketable securities resulted in gross realized losses of $0.2 million and $0.3 million during the three-month and six-month periods ended July 1, 2011, respectively, and $0.4 million for the three-month and six-month periods ended July 2, 2010.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at July 1, 2011:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

United States government securities	$198,376	$(50)	$-	$-	$198,376	$(50)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

United States government securities	$12,793	$(32)	$-	$-	$12,793	$(32)
Government agencies	17,977	(51)	-	-	17,977	(51)
Mortgage-backed securities	11,019	(36)	-	-	11,019	(36)
State and municipalities	2,843	(39)	-	-	2,843	(39)
Corporate obligations	36,815	(117)	-	-	36,815	(117)
Total	$81,447	$(275)	$-	$-	$81,447	$(275)

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years.  The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields.  As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss.  All unrealized losses are due to changes in interest rates and bond yields.  The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month and six-month periods ended July 1, 2011 and July 2, 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at July 1, 2011 and December 31, 2010, by contractual maturity, were as follows:

	July 1, 2011		December 31, 2010
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)

Mature in one year or less	$279,442	$279,580	$149,441	$149,900
Mature after one year through three years	78,142	78,439	184,162	185,436
Mature after three years through five years	-	-	3,223	3,214
Total	$357,584	$358,019	$336,826	$338,550

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

Financial Assets Measured at Fair Value on a Recurring Basis

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis.  Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid.  Level 1 instruments also include United States government securities, government agencies, state and municipalities, and substantially all mortgage-backed securities as these securities are backed by the federal or state governments and traded in active markets frequently with sufficient volume.  Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. At both July 1, 2011 and December 31, 2010, there were no significant transfers that occurred between levels 1 and 2 of the Company’s financial assets.  At both July 1, 2011 and December 31, 2010, the Company did not utilize level 3 to value its financial assets on a recurring basis.  Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value.

A summary of financial assets measured at fair value on a recurring basis at July 1, 2011 and December 31, 2010 were as follows:

		July 1, 2011			December 31, 2010
		Fair Value Measurements			Fair Value Measurements
		at Reporting Date Used			at Reporting Date Used
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(in thousands)

Cash, including short-term deposits (1)	$4,008	$4,008	$-	$19,598	$19,598	$-
United States government securities (2)	351,740	351,740	-	57,756	57,756	-
Government agencies (2)	3,546	3,546	-	53,322	53,322	-
Mortgage-backed securities (2)	1,542	-	1,542	32,266	31,870	396
State and municipalities (2)	-	-	-	3,984	3,984	-
Corporate obligations (3)	-	-	-	184,976	-	184,976
Asset-backed securities (2)	-	-	-	509	-	509
Total	$360,836	$359,294	$1,542	$352,411	$166,530	$185,881

(1)
At July 1, 2011, the Company recorded $3.9 million and $0.1 million within “Cash and cash equivalents,” and “Marketable securities,” respectively.  At December 31, 2010, the Company recorded $19.5 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.

(2)	Recorded within “Marketable securities.”
(3)
At July 1, 2011, the Company recorded zero and $356.8 million within “Cash and cash equivalents” and “Marketable securities,” respectively.  At December 31, 2010, the Company recorded $18.8 million and $166.2 million within “Cash and cash equivalents” and “Marketable securities,” respectively.

The Company’s other financial instruments include accounts payable and accrued and other liabilities.  Carrying values of these financial liabilities approximate their fair values due to the relatively short maturity of these items.  The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at both December 31, 2010 and July 2, 2011 was approximately $0.3 million. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis of approximately $0.3 million at both December 31, 2010 and July 2, 2011 for the 3/4% Notes to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company utilized level 3 to value its non-financial assets on a non-recurring basis.  Level 3, which is categorized as significant unobservable inputs, included the Company’s long-lived assets classified as held for sale and non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P.  Although the Company used the market approach for the fair value of its long-lived assets classified as held for sale based on similar assets either sold, pending sale or available for sale, the terms of these similar assets are highly subjective, resulting in the classification as level 3.  The Company regularly monitors its two venture capital funds and records these investments within “Other long-term assets” on the Unaudited Condensed Consolidated Balance Sheets based on quarterly statements the Company receives from each of the funds.  The statements are generally received one quarter in arrears, as more timely valuations are not practical.  The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company.  The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods.  In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and other income, net,” in the Unaudited Condensed Consolidated Statements of Operations.  At both July 1, 2011 and December 31, 2010, there were no transfers in or out of level 3 related to the Company’s long-lived assets classified as held for sale and the Company’s two venture capital funds.

Non-financial assets measured at fair value on a non-recurring basis at July 1, 2011 were as follows:

		Fair Value Measurement at
		Reporting Date Used
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Non-controlling interests in certain funds	$1,151	$-	$-	$1,151

Non-financial assets measured at fair value on a non-recurring basis at December 31, 2010 were as follows:

		Fair Value Measurement at
		Reporting Date Used
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Non-controlling interests in certain funds	$1,184	$-	$-	$1,184
Long-lived asset held for sale	6,000	-	-	6,000
	$7,184	$-	$-	$7,184

7.	Assets Held For Sale

The Company’s headquarters building was classified as “Assets held for sale” in the Unaudited Condensed Consolidated Balance Sheet at December 31, 2010 at its estimated fair value, less cost to sell, of $6.0 million. The Company’s carrying value of the building was increased by $0.2 million during the three-month period ended April 1, 2011 due to leasehold improvements that were placed into service during that period. The Company sold the building on June 1, 2011 for a total consideration of $6.5 million less selling expenses of $0.2 million, resulting in a gain of approximately $50,000.

8.	Accrued and Other Liabilities

The components of accrued and other liabilities at July 1, 2011 and December 31, 2010 were as follows:

	July 1, 2011	December 31, 2010
	(in thousands)

Tax-related	$373	$557
Restructuring-related	175	1,231
Accrued compensation and related taxes	46	1,334
Professional services	494	1,148
Other	242	128
Total	$1,330	$4,398

9.	Commitments and Contingencies

Contractual Obligations

On April 4, 2011, the Company entered into a one-year sports business advisory consulting agreement with Legend7 Sports, LLC and Dennis M. Mannion, with an effective date of March 31, 2011. The consulting agreement provides for a fee of $83,333 per month or $1.0 million over a one-year term, unless terminated prior to the end of the term upon a material breach by Legend7 Sports, LLC or Mr. Mannion.

The Company completed the sale of its headquarters building on June 1, 2011 for net cash proceeds of $6.3 million. Concurrently, the Company began leasing a 3,581 square foot portion of the building from the new owner for approximately $4,300 per month. This space is leased through December 31, 2011.

Legal Proceedings

The information set forth under Part II, Item 1 contained in the “Legal Proceedings” is incorporated herein by reference.

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

In the three-month and six-month periods ended July 1, 2011, the Company recorded minimal restructuring accrual adjustments related to the Transition Period’s restructuring plan for severance and benefits (none in the three-month period ended July 1, 2011).  To date, the Company has recorded a total of $3.9 million associated with this plan, of which $3.7 million related to severance and benefit charges for affected employees who were notified of their impending employment termination date and $0.2 million related to a termination fee for vacating a facility in California.  The Company does not expect to record additional restructuring charges related to this plan in the future.

In the three-month period ended July 2, 2010, the Company recorded restructuring charges of $2.8 million related to the Company’s Transition Period restructuring plan for severance and benefits. In the six-month period ended July 2, 2010, the Company incurred the previously mentioned $2.8 million of charges plus $0.7 million related to the Company’s fiscal 2010 restructuring plan for severance and benefits and restructuring accrual adjustments of $(0.1) million related to a previous acquisition-related restructuring plan and fiscal 2009 restructuring plan due to the estimated loss on the Company’s facilities.

The activity in the restructuring accrual for all outstanding plans was as follows for the six-month period ended July 1, 2011:

	Severance and Benefits	Other Charges	Total
	(in thousands)

Accrual balance at December 31, 2010	$881	$350	$1,231
Accrual adjustments	38	-	38
Cash paid	(845)	(249)	(1,094)
Accrual balance at July 1, 2011	$74	$101	$175

The Company anticipates that the remaining restructuring accrual balance of $0.2 million at July 1, 2011, which was reflected in “Accrued and other liabilities” in the Unaudited Condensed Consolidated Balance Sheets, will be paid out by December 31, 2011.  The remaining restructuring severance and benefits accrual balance of $0.1 million at July 1, 2011 relates to COBRA benefits, while the remaining restructuring other charges balance of $0.1 million at July 1, 2011 relates to lease obligations that end in October 2011.

The activity in the restructuring accrual for all outstanding plans was as follows for the six-month period ended July 2, 2010:

	Severance and Benefits	Other Charges	Total
	(in thousands)

Accrual balance at January 1, 2010	$383	$1,043	$1,426
Transition Period Restructuring Plan Charges (1)	2,849	-	2,849
Fiscal 2010 Restructuring Plan Charges (2)	693	-	693
Accrual adjustments	-	(104)	(104)
Cash paid	(3,410)	(438)	(3,848)
Accrual balance at July 2, 2010	$515	$501	$1,016

(1)
The total Transition Period restructuring plan charges included $0.5 million classified as discontinued operations that were reflected in “Income from discontinued operations, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations.

(2)
The charges for fiscal 2010 restructuring plan included $1,000 classified as discontinued operations in the six-month period ended July 2, 2010, which was reflected in “Income from discontinued operations, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations.

11.	Interest and Other Income, Net

The components of interest and other income, net, for the three-month and six-month periods ended July 1, 2011 and July 2, 2010 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)

Interest income, net	$2,168	$1,500	$3,558	$3,387
Realized currency translation gains (losses)	252	90	4,098	50
Other	375	81	471	97
Interest and other income, net	$2,795	$1,671	$8,127	$3,534

The realized foreign currency translation gains were primarily due to substantial liquidation of certain of the Company’s foreign subsidiaries.

12.	Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable.  Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the three-month and six-month periods ended July 1, 2011 and July 2, 2010 includes foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes.  Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period.  Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

The Company recorded a tax provision of $1.4 million and $2.5 million for the three-month and six-month periods ended July 1, 2011, respectively, primarily due to the reversal of income taxes, which was reflected in “Accumulated other comprehensive income (loss), net of taxes” in the Unaudited Condensed Consolidated Balance Sheets at July 1, 2011. During the three-month period ended July 1, 2011, the Company made significant changes to its historic investment portfolio to move to primarily low-risk interest-bearing government securities. These changes were significant enough, in the Company’s judgment, to consider the legacy portfolio to have been disposed of for the purpose of tracking a disproportionate tax effect that arose in fiscal 2008. The six-month period ended July 1, 2011 also included the Company realizing certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries during the period. These taxes were partially offset by income tax benefits from losses incurred in the Company’s foreign jurisdictions and the reversal of reserves for certain foreign taxes..  The Company recorded a tax benefit of $7.4 million and $8.8 million for the three-month and six-month periods ended July 2, 2010, respectively, due to losses incurred from continuing operations that were offset against income and taxes recorded in discontinued operations.  This was partially offset by state minimum taxes and foreign taxes related to its foreign subsidiaries.

As of July 1, 2011, the Company’s total gross unrecognized tax benefits were $31.8 million, of which $12.1 million, if recognized, would affect the effective tax rate.  There have been no material changes to the Company’s total gross unrecognized tax benefits from December 31, 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of July 1, 2011, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions.  U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company conducts or formerly conducted business. Management believes that it is not reasonably possible that the gross unrecognized tax benefits will change significantly within the next 12 months; however, tax audits remain open and the outcome of any tax audits are inherently uncertain, which could change this judgment in any given quarter.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands, except per share amounts)

Numerators (basic and diluted):
Income (loss) from continuing operations, net of taxes	$(1,550)	$(19,214)	$267	$(27,063)
Income from discontinued operations, net of taxes	6,830	10,084	6,830	10,960
Net income (loss)	$5,280	$(9,130)	$7,097	$(16,103)

Denominators:
Weighted average shares outstanding - basic	108,813	119,675	108,807	119,539
Effect of dilutive securities:
Stock-based awards	136	-	105	-
Weighted average shares outstanding - diluted	108,949	119,675	108,912	119,539

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$(0.01)	$(0.16)	$0.00	$(0.23)
Income from discontinued operations, net of taxes	$0.06	$0.08	$0.06	$0.09
Net income (loss)	$0.05	$(0.08)	$0.07	$(0.13)
Diluted
Income (loss) from continuing operations, net of taxes	$(0.01)	$(0.16)	$0.00	$(0.23)
Income from discontinued operations, net of taxes	$0.06	$0.08	$0.06	$0.09
Net income (loss)	$0.05	$(0.08)	$0.07	$(0.13)

Diluted loss per share for the three-month and six-month periods ended July 2, 2010 was based only on the weighted-average number of shares outstanding during that period, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during that period was used to calculate both the basic and diluted earnings per share.  In addition, certain potential common shares were excluded from the diluted computation for the three-month and six-month periods ended July 1, 2011 because their inclusion would have been anti-dilutive.  The weighted-average number of common shares used to calculate the diluted earnings per share for loss from continuing operations, net of taxes, during each of the periods was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution.  The potential common shares excluded for the three-month and six-month periods ended July 1, 2011 and July 2, 2010 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)

Outstanding stock options	-	4,395	-	4,875
Outstanding restricted stock	-	1,119	-	1,489
3/4% convertible senior subordinated notes due 2023	30	30	30	30

14.	Comprehensive Loss

The Company's comprehensive loss, net of taxes, which consisted of net income (loss) and the changes in net unrealized loss on marketable securities net of taxes, and foreign currency translation adjustments, net of taxes, was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)

Net foreign currency translation adjustment, net of taxes
Foreign currency translation adjustment, net of taxes	$7	$(67)	$159	$(445)
Release of currency translation gainsm, net of taxes	-	-	(2,542)	-
Total	7	(67)	(2,383)	(445)
Net income (loss)	5,280	(9,130)	7,097	(16,103)
Net unrealized gain (loss) on marketable securities, net of taxes	858	(72)	76	(372)
Comprehensive loss, net of taxes	$6,145	$(9,269)	$4,790	$(16,920)

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month and six-month periods ended July 1, 2011 and July 2, 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.  The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income (loss), net of taxes, at July 1, 2011 and December 31, 2010 were as follows:

	July 1, 2011	December 31, 2010
	(in thousands)

Net unrealized gain on marketable securities, net of taxes	$435	$364
Foreign currency translation, net of taxes	119	2,497
Accumulated other comprehensive income, net of taxes	$554	$2,861

15.	Related Party Transactions

As of July 1, 2011, Warren G. Lichtenstein, Steel Partners, LLC, Steel Partners Holdings, L.P., SPH Group Holdings LLC and SPH Group LLC (collectively, “Steel Partners”) beneficially owned approximately 36% of the Company's outstanding common stock.  Jack L. Howard, John J. Quicke and Mr. Lichtenstein are directors of the Company and each such person is deemed to be an affiliate of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended.  Each of the three directors are compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy.  In addition, Mr. Quicke currently serves as the Interim President and CEO of the Company and is compensated $30,000 per month in connection with this role, which is in addition to the compensation he receives as a non-executive board member. Mr. Quicke also serves as the CEO of another affiliate of Steel Partners. Further, Mr. Lichtenstein is President of a subsidiary of the Company that intends to engage in the sports business. In connection with his appointment to such office, Mr. Lichtenstein was awarded an option to acquire 250,000 shares of the Company’s Common Stock in lieu of an annual salary. This equity award is in addition to the compensation he receives as a non-executive board member.

16.	Subsequent Events

On June 27, 2011, the Company entered into an Assets Purchase Agreement to acquire substantially all of the assets of Baseball Heaven LLC and Baseball Café, Inc. used in the business of marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, and concession and catering events.  The purchase price for these assets was $6.2 million in cash. The transaction was consummated on July 27, 2011. The Company has not completed the purchase accounting as the valuation work is currently in process.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our ability to deploy our capital in a manner that maximizes stockholder value;  the ability to identify suitable acquisition candidates or business and investment opportunities; the ability to realize the benefits of our net tax operating losses; the possibility of being deemed a “shell company” under the federal securities laws, which may adversely impact our ability to offer our stock to officers, directors and consultants, and would likely increase the costs of registration compliance following the completion of a business combination; the possibility of being deemed an investment company under the Investment Company Act of 1940, as amended, which may make it difficult for us to complete future business combinations or acquisitions; the potential need to record additional impairment charges for long-lived assets or marketable securities based on current market conditions; the necessity to record material tax provisions or pay additional tax payments in the future as a result of estimates for tax provisions that materially differ from actual outcomes and tax audits and redetermination by the United States and foreign taxing authorities in which we operate or formerly operated; the ability to reduce our operating costs; general economic conditions and our expected liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this report.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

Basis of Presentation

On December 7, 2010, our Board of Directors approved the change in our fiscal year end from March 31 to December 31.  As a result of this change, a Transition Report on Form 10-K was filed with the Securities and Exchange Commission, or the SEC, on March 3, 2011 which included financial information for the nine-month transition period from April 1, 2010 to December 31, 2010, or Transition Period.  Subsequent to the Transition Period, our fiscal year will represent the twelve-month period from January 1 to December 31, with historical periods remaining unchanged related to the twelve-month period from April 1 to March 31, which include, but are not limited to, our fiscal years ended March 31, 2010, or fiscal 2010, and March 31, 2009, or fiscal 2009.  As a result, the comparative financial information included in this Form 10-Q relates to the three-month and six-month periods ended July 1, 2011 and July 2, 2010.

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

Overview

We are now primarily focused on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses, or NOLs, in the future.  The identification of new business operations includes, but is not limited to, exploring the sports business.  With the consummation of the sale of the DPS Business to PMC-Sierra in June 2010 and the completion of the wind down related to our products and associated technology obtained from our previous acquisition of Aristos Logic Corporation, or Aristos Business, which provided enterprise-class external storage products, including Application Specific Integrated Circuits and software, to Original Equipment Manufacturers in September 2010, a limited number of employees continue to be retained temporarily to handle corporate matters, including attempting to monetize our building and patent portfolio and the ongoing exploration of strategic alternatives.  We remain committed to providing value to all of our stockholders and will aggressively pursue opportunities to deploy the cash and liquid assets on hand to create value for our stockholders.

Results of Operations

As we completed the wind down of the Aristos Business in September 2010, we did not have any revenues, cost of revenues, nor research and development expenses in the three-month and six-month periods ended July 1, 2011. Until we have acquired and begun operating a business or businesses, we do not expect to have transactions in these categories.

Operating Expenses

Selling, marketing, and administrative:  The 44% and  58% decrease in selling, marketing and administrative expense in the three-month and six-month periods ended July 1, 2011 compared to the three-month and six-month periods ended July 2, 2010, respectively, were primarily the result of reductions in our workforce and infrastructure spending due to the restructuring plans we previously implemented.

Amortization of acquisition-related intangible assets:  In the three-month period ended July 2, 2010, we performed a review of our long-lived assets and determined that an indicator was present in which the carrying value was not recoverable based on our decision to wind down our Aristos Business by the end of September 2010 and in anticipation of putting our building up for sale towards the end of the Transition Period.  We then measured the impairment loss and recognized the amount in which the carrying value of our long-lived assets exceeded the estimated fair value, which resulted in the write off of all our intangible assets in the three-month and six-month periods ended July 2, 2010. As such, there is no amortization of acquisition-related intangible assets in the three-month and six-month periods ended July 1, 2011.

Restructuring charges:  We implemented restructuring plans during the Transition Period and during fiscal years 2010 and 2009. All expenses, including adjustments, associated with our restructuring plans were included in “Restructuring charges” and/or “Income from discontinued operations, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations.

In the six-month period ended July 1, 2011, the Company recorded minimal restructuring accrual adjustments related to the Transition Period’s restructuring plan for severance and benefits (none in the three-month period ended July 1, 2011).  The Company does not expect to record additional restructuring charges related to this plan in the future.  In the three-month period ended July 2, 2010, the Company recorded restructuring charges of $2.8 million related to the Company’s Transition Period restructuring plan for severance and benefits. In the six-month period ended July 2, 2010, the Company incurred the previously mentioned $2.8 million of charges plus $0.7 million related to the Company’s fiscal 2010 restructuring plan for severance and benefits and restructuring accrual adjustments of $(0.1) million related to a previous acquisition-related restructuring plan and fiscal 2009 restructuring plan due to the estimated loss on the Company’s facilities.

Interest and Other Income, Net

The increases in interest and other income, net, in the three-month and six-month periods ended July 1, 2011 compared to the three-month and six-month periods ended July 2, 2010 were primarily due to the recognition of foreign currency translation gains that arose from substantial liquidation of certain of our foreign subsidiaries. During the three-month period ended July 1, 2011, these realized translation gains aggregated $0.3 million compared to $0.1 million during the three-month period ended July 2, 2010. During the six-month period ended July 1, 2011, these realized translation gains aggregated $4.1 million compared to $50,000 for the six-month period ended July 2, 2010.

Income Taxes

Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable.  Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the three-month and six-month periods ended July 1, 2011 and July 2, 2010 includes foreign taxes related to our foreign subsidiaries and certain state minimum taxes.  Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period.  Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

The Company recorded a tax provision of $1.4 million and $2.5 million for the three-month and six-months periods ended July 1, 2011, respectively, primarily due to the reversal of income taxes, which was reflected in “Accumulated other comprehensive income (loss), net of taxes” in the Balance Sheets at July 1, 2011. During the three-month period, the Company made significant changes to its historic investment portfolio to move to primarily low-risk interest-bearing government securities. These changes were significant enough, in the Company’s judgment, to consider the legacy portfolio to have been disposed of for the purpose of tracking a disproportionate tax effect that arose in fiscal 2008. The six-month period also included the Company realizing certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries during the period. These taxes were partially offset by income tax benefits from losses incurred in the Company’s foreign jurisdictions and the reversal of reserves for certain foreign taxes..  The Company recorded a tax benefit of $7.4 million and $8.8 million for the three-month and six-month periods ended July 2, 2010, respectively, due to losses incurred from continuing operations that were offset against income and taxes recorded in discontinued operations.  This was partially offset by state minimum taxes and foreign taxes related to its foreign subsidiaries.

As of July 1, 2011, the Company’s total gross unrecognized tax benefits were $31.8 million, of which $12.1 million, if recognized, would affect the effective tax rate.  There have been no material changes to the Company’s total gross unrecognized tax benefits from December 31, 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of July 1, 2011, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions.  U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

Discontinued Operations

The income from discontinued operations in the three-month and six-month periods ended July 1, 2011 and July 2, 2010 are both related to the sale of our DPS Business to PMC-Sierra. The July 2, 2010 period includes recognition of the gain on the initial sale of our DPS Business to PMC-Sierra of $10.1 million, while the July 1, 2011 period includes the receipt of the $5.0 million DPS Holdback from PMC-Sierra and $1.9 million of patent sales from the DPS Business.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:  Our principal source of liquidity is cash on hand.  We focus on managing the critical components of working capital, which include payables and short-term debt.  Our working capital at July 1, 2011 and December 31, 2010 was $361.0 million and $356.8 million, respectively.  The increase in working capital at July 1, 2011 compared to December 31, 2010 of $4.2 million was primarily attributable to receipt of the DPS Holdback of $5.0 million and sales of patents from the DPS Business for $1.9 million offset by decreases in accounts payables and accrued liabilities of $5.2 million, as we made payments to our professional service providers and employees related to compensation matters that included payments made under our restructuring plans and retention programs.

Operating Activities: Net cash provided by operating activities was $10.8 million for the six-month period ended July 1, 2011 compared to net cash used of $18.3 million in the six-month period ended July 2, 2010.  The increase in cash from operating activities was mainly due to negative changes in assets and liabilities of $17.7 million in the six-month period ended July 2, 2010 compared to positive changes in assets and liabilities of $3.0 million in the six-month period ended July 1, 2011. The July 2, 2010 period activity was driven by the sale of the DPS Business to PMC-Sierra, as PMC-Sierra purchased substantially all accounts receivable and inventory and a substantial portion of fixed assets related to the DPS Business, while we retained substantially all liabilities.

Investing Activities: Net cash used in investing activities was $45.5 million in the six-month period ended July 1, 2011 compared with net cash used in investing activities of $21.2 million in the six-month period ended July 2, 2010.  We used cash proceeds to purchase net marketable securities of $45.5 million and $50.2 million in the six-month periods ended July 1, 2011 and July 2, 2010, respectively. For the six-month period ended July 2, 2010, these purchases were offset by $28.9 million of cash proceeds from the sale of the DPS Business. We continue to manage our cash through interest-bearing accounts.

Financing Activities:  There were no material financing activities in the six-month period ended July 1, 2011.  Net cash provided by financing activities in the six-month period ended July 2, 2010 was $1.7 million, which related to the receipt of proceeds of $1.8 million from the issuance of common stock under our equity compensation programs and was offset by repurchases of less than $0.1 million in principal amount of our 3/4% Convertible Subordinated Notes due in 2023, or 3/4% Notes.

Liquidity Requirements

At July 1, 2011, we had $360.8 million in cash, cash equivalents and marketable securities, of which approximately $1.8 million was held by our foreign subsidiaries whose functional currency is the local currency.  Our available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and government agencies, and were recorded on our Unaudited Condensed Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in shareholders’ equity.

In the six-month periods ended July 1, 2011 and July 2 2010, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary.  We hold our marketable securities as available-for-sale and mark them to market.  We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized.  However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

We have invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At July 1, 2011 and December 31, 2010, the carrying value of such investments aggregated $1.2 million at each date, which were based on quarterly statements we receive from each of the funds.  The statements are generally received one quarter in arrears, as more timely valuations are not practical.  The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company.  The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these equity investments in the future.

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

Commitments and Contingencies

Legal Proceedings

The information set forth under Part II, Item 1 contained in the “Legal Proceedings” is incorporated herein by reference.

Convertible Subordinated Notes

At July 1, 2011, we had a remaining liability of $0.3 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023.  Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We may seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months (See Note 8 of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010 for a detailed discussion of our debt and equity transactions).

Contractual Obligations

As of July 1, 2011, we did not have any significant changes to the contractual obligations that were disclosed in the Liquidity section of our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.  On April 4, 2011, the Company entered into a one-year consulting agreement with Legend7 Sports, LLC and Dennis M. Mannion, with an effective date of March 31, 2011. The consulting agreement provides for a fee of $83,333 per month or $1.0 million over a one-year term, unless terminated prior to the end of the term upon a material breach by Legend7 Sports, LLC or Mr. Mannion.

The Company completed the sale of its headquarters building on June 1, 2011 for net cash proceeds of $6.3 million. Concurrently, the Company began leasing a 3,581 square foot portion of the building from the new owner for approximately $4,300 per month. This space is leased through December 31, 2011.

Recent Accounting Pronouncements

There were no additional accounting pronouncements recently issued in the three-month and six-month periods ended July 1, 2011 that are applicable to us or may be considered material to us.

Critical Accounting Policies

Our critical accounting policies have not changed from those presented in the  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six-month period ended July 1, 2011, which was the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be a party in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business. In the opinion of management, such legal actions are not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

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

Item 6. Exhibits

10.1*	Agreement of Purchase and Sale and Escrow Instructions, dated March 26, 2011, between the Company and Swift Realty Partners, LLC.
10.2*	First Amendment to the Agreement of Purchase and Sale and Escrow Instructions, dated May 4, 2011, between the Company and Swift Realty Partners, LLC.
10.3*	Second Amendment to the Agreement of Purchase and Sale and Escrow Instructions, dated May 26, 2011, between the Company and Swift Realty Partners, LLC.
10.4*	Independent Contractor Agreement, dated June 1, 2011, between the Company and Mary L. Dotz.
10.5*	Director Compensation Policy, as adopted May 25, 2011.
31.1*	Certification of the Principal Executive Officer, John J. Quicke, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, Mark. A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer, John J. Quicke, and the Principal Financial Officer, Mark A. Zorko, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
** Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADPT Corporation

By:	/s/ JOHN J. QUICKE	Date: August 9, 2011
John J. Quicke Interim President and Chief Executive Officer (principal executive officer)

By:	/s/ MARK A. ZORKO
	Mark A. Zorko Chief Financial Officer (principal financial officer)	Date: August 9, 2011