Form 10-Q
period 2011-09-30
Steel Excel Inc.
filed 2011-11-04
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-15071
___________

Steel Excel Inc.
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

The number of shares of Steel Excel's common stock outstanding as of November 4, 2011 was 10,886,829.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION
	Item 1. FINANCIAL STATEMENTS
	Condensed Statements of Operations for the three-month and nine- month periods ended September 30, 2011 and October 1, 2010	3
	Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	4
	Condensed Statements of Cash Flows for the nine month period ended September 30, 2011 and October 1, 2010	5
	Notes to Condensed Financial Statements	6
	Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	20
	Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
	Item 4. CONTROLS AND PROCEDURES	24

Part II.	OTHER INFORMATION
	Item 1. LEGAL PROCEEDINGS	25
	Item 1A. RISK FACTORS	25
	Item 6. EXHIBITS	25
	SIGNATURES	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Steel Excel Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Revenues	$707	$-	$707	$-
Cost of revenues	176	-	176	-
Gross margin	531	-	531	-

Operating expenses:
Selling, marketing and administrative	2,048	2,629	7,414	11,020
Amortization of acquisition-related intangible assets	8	-	8	-
Restructuring charges	-	1,098	38	3,977
Impairment of long-lived assets	-	-	-	4,838
Total operating expenses	2,056	3,727	7,460	19,835

Operating loss	(1,525)	(3,727)	(6,929)	(19,835)

Interest and other income (expense), net	(18)	2,099	8,109	5,633

Income (loss) from continuing operations before income taxes	(1,543)	(1,628)	1,180	(14,202)

Benefit from (provision for) income taxes	2,793	(203)	337	8,571

Income (loss) from continuing operations, net of taxes	1,250	(1,831)	1,517	(5,631)

Income (loss) from discontinued operations, net of taxes	-	3,048	1,910	(20,267)
Gain on disposal of discontinued operations, net of taxes	85	-	5,005	11,012
Income (loss) from discontinued operations, net of taxes	85	3,048	6,915	(9,255)

Net income (loss)	$1,335	$1,217	$8,432	$(14,886)

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.11	$(0.15)	$0.14	$(0.47)
Income (loss) from discontinued operations, net of taxes	$0.01	$0.26	$0.64	$(0.78)
Net income (loss)	$0.12	$0.10	$0.77	$(1.25)
Diluted
Income (loss) from continuing operations, net of taxes	$0.11	$(0.15)	$0.14	$(0.47)
Income (loss) from discontinued operations, net of taxes	$0.01	$0.26	$0.63	$(0.78)
Net income (loss)	$0.12	$0.10	$0.77	$(1.25)

Shares used in computing income (loss) per share:
Basic	10,881	11,842	10,881	11,917
Diluted	10,905	11,854	10,898	11,921

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED BALANCE SHEETS
(In thousands)
(unaudited)
	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$10,110	$38,276
Marketable securities	344,141	314,135
Restricted cash	-	1,676
Prepaid expenses and other current assets	2,691	4,807
Assets held for sale	-	6,000
Total current assets	356,942	364,894
Property and equipment, net	5,923	-
Goodwill	1,988	-
Intangible assets, net	227	-
Other long-term assets	3,452	2,658

Total Assets	$368,532	$367,552

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,569	$3,353
Accrued and other liabilities	1,430	4,398
3/4% convertiable senior subordinated notes due 2023	346	346
Total current liabilities	3,345	8,097
Other long-term liabilities	10,525	12,203
Deferred income taxes	986	986
Total liabilities	14,856	21,286

Commitments and contingencies (Note 9)

Shareholders' Equity:
Common stock	108	108
Additional paid-in capital	172,006	170,987
Accumulated other comprehensive income, net of taxes	820	2,861
Retained earnings	180,742	172,310
Total shareholders' equity	353,676	346,266

Total Liabilities and Shareholders' Equity	$368,532	$367,552

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine-Month Period Ended
	September 30,	October 1,
	2011	2010

Cash Flows From Operating Activities:
Net income (loss)	$8,432	$(14,886)
Less: (Income) loss from discontinued operations, net of taxes	(6,915)	9,255
Income (loss) from continuing operations, net of taxes	1,517	(5,631)
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash used in operating activities, net of assets acquired and liabilities assumed:
Stock-based compensation expense	490	851
Inventory-related charges	-	(37)
Depreciation and amortization	2,040	13,350
Gain on release of foreign currency translation, net of taxes	(2,542)	-
Adjustment of deferred taxes	1,365	-
Loss on retirement/impairment of assets	-	10,205
Changes in current assets and liabilities	2,217	(19,259)
Net cash provided by (used in) operating activities of continuing operations	5,087	(521)
Net cash provided by (used in) operating activities of discontinued operations	6,933	(20,259)
Net cash provided by (used in) operating activities	12,020	(20,780)

Cash Flows From Investing Activities:
Purchases of net assets in acquisitions	(7,530)	-
Purchases of intangible assets	-	(953)
Purchases of property and equipment	-	(106)
Purchases of marketable securities	(491,499)	(202,183)
Sales of marketable securities	396,194	129,496
Maturities of marketable securities	62,321	65,011
Net cash used in investing activities of continuing operations	(40,514)	(8,735)
Net cash provided by investing activities of discontinued operations	-	28,945
Net cash (used in) provided by investing activities	(40,514)	20,210

Cash Flows From Financing Activities:
Repurchases of long-term debt	-	(68)
Repurchases of common stock	-	(20,385)
Proceeds from issuance of common stock	29	2,359
Net cash provided by (used in) financing activities of continuing operations	29	(18,094)
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	29	(18,094)

Effect of foreign currency translation on cash and cash equivalents	299	(253)
Net decrease in cash and cash equivalents	(28,166)	(18,917)
Cash and cash equivalents, beginning of period	38,276	85,930

Cash and cash equivalents, end of period	$10,110	$67,013

Non-Cash Investing and Financing Activities:
Unrealized gains (losses) on available-for-sale securities, net of taxes	$336	$(1,018)

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Description and Basis of Presentation

Description

Steel Excel Inc. (“Steel Excel” or the “Company”) is primarily focused on capital redeployment and identification of new business operations in which it can utilize its existing working capital and maximize the use of the Company’s net tax operating losses (“NOLs”) in the future.  The identification of new business operations includes, but is not limited to, sports, training, education, entertainment, and lifestyle businesses. For details regarding the Company’s historical business, which has been accounted for as discontinued operations, refer to Note 5 of the Notes to Financial Statements. The Company was previously known as ADPT Corporation.

Basis of Presentation

In the opinion of management, the accompanying Condensed and Consolidated Financial Statements (“Financial Statements”) of Steel Excel and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2010 audited financial statements.  The Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America and are considered unaudited and condensed. The December 31, 2010 Balance Sheet was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010, which was filed with the SEC on March 3, 2011. The nine-month period from April 1, 2010 to December 31, 2010 (the “Transition Period”) reflects the Company’s change in fiscal year end from March 31 to December 31.  Subsequent to the Transition Period, the Company’s fiscal year will represent the twelve-month period from January 1 to December 31, with historical periods remaining unchanged related to the twelve-month period from April 1 to March 31, which include, but are not limited to, the Company’s fiscal years ended March 31, 2010 (“fiscal 2010”) and March 31, 2009 (“fiscal 2009”) or (collectively “fiscal years 2010 and 2009”).  As a result, the comparative financial information included in this Form 10-Q relates to the three-month and nine-month periods ended September 30, 2011 and October 1, 2010. The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company’s Financial Statements include the accounts of Steel Excel and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation. In July 2011, the Company ceased its efforts to sell or license its intellectual property from its former enterprise-class external storage products business (the “Aristos Business”) and finalized the wind down of such business. As such, the Aristos Business is reflected as a discontinued operation in the accompanying financial statements and prior periods have been reclassified to conform to this presentation.

Reverse/Forward Stock Split

At the close of business on October 3, 2011, we effected a reverse split (the “Reverse Split”) immediately followed by a forward split (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). At our 2011 annual stockholders meeting, our stockholders approved a proposal authorizing the Board of Directors (the “Board”) to effect the reverse/forward stock split at exchange ratios determined by the Board within certain specified ranges.

The exchange ratio for the Reverse Split was 1-for-500 and the exchange ratio for the Forward Split was 50-for-1. As a result of the Reverse Split, stockholders holding less than 500 shares (the “Cashed Out Stockholders”) were entitled to a cash payment for all of their shares. All remaining stockholders following the Forward Split (the “Remaining Stockholders”) were also entitled to a cash payment for any fractional shares that they would otherwise have received. The cash payment that each Cashed Out Stockholder or Remaining Stockholder is entitled to receive is based upon such stockholder’s pro rata share of the total net proceeds received in the sale of the aggregated fractional shares by the Company’s transfer agent at prevailing prices on the open market. The sales of shares for cash payments to be made to the Cashed Out Stockholders and Remaining Stockholders is still in process as of this filing.

As a result of the Reverse/Forward Split, our common stock outstanding went from 108,868,286 shares at September 30, 2011 to 10,886,829 shares at October 3, 2011. All shares outstanding and per share information for the current and previous financial periods being reported have been adjusted to reflect the Reverse/Forward Split.

2.	Recent Accounting Pronouncements

In September, the Financial Accounting Standards Board (the “FASB”) issued updated guidance allowing the use of a qualitative approach to test goodwill for impairment. The updated guidance would permit our Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of one of our reporting units is less than its carrying value. If we conclude that this is the case, it is then necessary for us to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact of our pending adoption of this update.

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income, and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2011-05 on our financial statements.

3.	Acquisitions

During the three-month and nine-month periods ended September 30, 2011, we made two acquisitions of baseball-related sports businesses to begin the redeployment of our working capital into operating businesses. We consider both these business combinations to be immaterial individually and in the aggregate.

On June 27, 2011, we acquired all the net assets of Baseball Heaven LLC and Baseball Café, Inc. (collectively, “Baseball Heaven”), respectively, for an aggregate purchase price of $6.0 million in cash. Baseball Heaven is in the business of marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, and concession and catering events.

The Company accounted for the Baseball Heaven acquisition as a business combination and the total consideration of $6.0 million has been allocated on a preliminary basis to the net assets and liabilities acquired based on their respective estimated fair values at June 27, 2011 as follows:

Amount
(in thousands)

Accounts receivable	$149
Loan receivable	15
Property and equipment	5,855
Intangible assets	235
Deferred revenue	(416)
Total identifiable net assets acquired	5,838

Goodwill	192

Net assets acquired	$6,030

The intangible assets acquired were customer relationships with a life of five years. The goodwill of $0.2 million arises from the growth potential the Company sees for Baseball Heaven and is not expected to be deductible for tax purposes. The acquisition-related costs for the purchase of Baseball Heaven, included in the selling, marketing, and administrative expenses in our Statements of Operations, were $0.2 million for the nine-month period ended September 30, 2011.

On August 15, 2011, we acquired all of the net assets used by The Show, LLC (“The Show”), which we contributed to The Show in exchange for a 75% membership interest. We paid an aggregate purchase price of $1.5 million in cash for these assets. The Show is engaged in the business of outfitting little league baseball and softball players and coaches in fully licensed Major League Baseball, minor league, and college replica uniforms and sponsoring, hosting, operating, and managing baseball and softball leagues, tournaments, and other events and related websites.

The Company accounted for The Show acquisition as a business combination and the total consideration of $1.5 million has been allocated on a preliminary basis to the net assets acquired (no liabilities were assumed in connection with this transaction) based on their respective estimated fair values at August 15, 2011 as follows:

Amount
(in thousands)

Inventory	$53
Property and equipment	151
Total identifiable net assets acquired	204

Non-controlling interest in The Show	(500)
Goodwill	1,796

Net assets acquired	$1,500

The goodwill of $1.8 million arises from the Company’s expectations for the potential of The Show to expand and  is not expected to be deductible for tax purposes. The acquisition-related costs for the purchase of The Show, included in the selling, marketing, and administrative expenses in our Statements of Operations, were $0.1 million for the nine-month period ended September 30, 2011.

The results of operations of Baseball Heaven and The Show have been included in the accompanying financial statements sincve their respective acquisition dates. Since all previous operations of the Company have been discontinued, the revenues and cost of revenues of Baseball Heaven and The Show represent the entire revenues and cost of revenues of the Company for the periods presented.

We are not including 2011 pro forma information for the operations of Baseball Heaven and The Show for the periods prior to their acquisition because they were not material to the Company’s results of operations and earnings per share.

The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed in the Baseball Heaven and The Show acquisitions. As a result, the fair value of the net assets acquired is provisional pending completion of the final valuation of such net assets.

4.	Employee Stock Benefit Plans

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan.  As disclosed in Note 1, all share information has been adjusted to reflect the Reverse/Forward Split.

As of September 30, 2011, the Company had an aggregate of 1.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 57,500 shares were subject to outstanding options and other stock-based awards and 1.7 million shares were available for future grants of options and other stock-based awards. As of September 30, 2011, the Company had an aggregate of 0.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 57,601 shares were subject to outstanding options and other stock-based awards and 30,517 shares were available for future grants of options and other stock-based awards.

Stock Benefit Plans Activities

Stock Options: A summary of option activity under all of the Company’s equity incentive plans as of September 30, 2011 and changes during the nine-month period ended September 30, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)

Outstanding at December 31, 2010	80	$35.61
Granted	25	$29.10
Exercised	(1)	$28.60
Forfeited	(1)	28.40
Expired	(7)	$62.10
Outstanding at September 30, 2011	96	$31.96	60.10	$-

Options vested and expected to vest at September 30, 2011	84	$32.36	58.90	$-

Options exercisable at September 30, 2011	69	$33.09	55.90	$-

The aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock on the Pink Sheets Electronic Quotation Service and the exercise price of the underlying awards for the 68,771 shares subject to options that were in-the-money at September 30, 2011.  As of September 30, 2011, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was approximately $0.2 million and this expense is expected to be recognized over a remaining weighted-average period of 2.0 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan.  As of September 30, 2011, there were 1,625 shares of service-based restricted stock awards and 17,500 shares of restricted stock units outstanding.  The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock as of September 30, 2011 and changes during the nine-month period ended September 30, 2011 was as follows:

		Weighted Average
	Shares	Grant-Date Fair Value
	(in thousands, except weighted average
	grant-date fair value)

Non-vested restricted stock at December 31, 2010 (1)	8	$29.24
Awarded	15	$0.10
Vested	(4)	$28.49
Forfeited	-	28.39
Non-vested restricted stock at September 30, 2011 (1)	19	$29.49

(1) Non-vested restricted stock at each period included shares issued to certain non-employee directors in which vesting will occur immediately if the relationship between the Company and the non-employee director ceases for any reason.  These non-vested shares were recognized and fully expensed as stock-based compensation expense in the Statements of Operations at the date of grant or the date of modification.

All restricted stock was awarded at the par value of $0.01 per share.  As of September 30, 2011, the total unamortized stock-based compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was approximately $32,463 and this expense is expected to be recognized over a remaining weighted-average period of 2.0 years.

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

Stock-based compensation expense included in the Condensed Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and October 1, 2010 was as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)

Stock-based compensation expense by caption:
Research and development	$-	$-	$-	$-
Selling, marketing and administrative	30	-	491	624
Effect on income from continuing operations	$30	$-	$491	$624

Stock-based compensation expense by award type:
Stock options	$26	$-	$43	$196
Restricted stock awards and restricted stock units	4	-	448	428
Effect on income from continuing operations	$30	$-	$491	$624

Stock-based compensation expense in the above table does not reflect any significant income tax expense, which is consistent with the Company’s treatment of income or loss from its United States operations.  For the three-month and nine-month periods ended September 30, 2011 and October 1, 2010, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the three-month and nine-month periods ended September 30, 2011 and October 1, 2010 as the amounts were not material.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for all stock-based awards.  No grants were made in the three-month and nine-month periods ended October 1, 2010 for stock options and other stock-based awards.  No grants were made in the three-month period ended September 30, 2011. The fair value of the stock-based awards granted in the nine-month period ended September 30, 2011 was estimated using the following weighted average assumptions:

Assumption

Expected life (in years)	4.3
Risk-free interest rates	1.5%
Expected volatility	44%
Dividend yield	0.0
Weighted average fair value of restricted stock	$1.09

5.	Business Disposition and Wind Down

The Company sold its business of providing data storage and software solutions and products (the “DPS Business”) to PMC-Sierra on June 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by the Company upon the closing of the transaction and the remaining $5.0 million was withheld in an escrow account (“DPS Holdback”).  The DPS Holdback was released to the Company on June 8, 2011, one year after the consummation of the sale, except for $0.1 million to provide for one disputed claim, and was recognized as contingent consideration in discontinued operations when received. The $0.1 million was received in the three-month period ended September 30, 2011.

As previously disclosed, in July 2011, the Company ceased its efforts to sell or license its intellectual property from the Aristos Business and finalized the wind down of such business.

As such , the disposed DPS Business and wound down Aristos Business are reflected as discontinued operations in the accompanying financial statements and prior periods have been reclassified to conform to this presentation. Revenues and the components of income related to the DPS Business and Aristos Business included in discontinued operations in the three-month and nine-month periods ended October 1, 2010 follow:

	Three-Month Period Ended	Nine-Month Period Ended
	October 1, 2010	October 1, 2010
	(in thousands)

Revenues	$4,783	$37,213

Income (loss) from discontinued operations before income taxes	$3,031	$2,401
Benefit from (provision for) income taxes	17	(2,512)
Loss from discontinued operations, net of taxes	$3,048	$(111)

During the nine-month period ended September 30, 2011 (occurred during the three-month period ended July 1, 2011), the Company sold patents from its DPS Business for $1.9 million, which was included in income from discontinued operations. There was no financial activity from the Aristos Business during the nine-month period ended September 30, 2011.

6.	Marketable Securities

The Company’s investment policy focuses on three objectives:  to preserve capital, to meet liquidity requirements, and to maximize total return. The Company’s investment policy establishes minimum ratings for each classification of investments when purchased and investment concentration is limited to minimize risk.  The policy also limits the final maturity on any investment and the overall duration of the portfolio.  Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company’s portfolio of marketable securities at September 30, 2011 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$1,425	$-	$-	$1,425
United States government securities	338,303	659	(3)	338,959
Government agencies	3,508	28	-	3,536
Corporate obligations	1,521	11	-	1,532
Total available-for-sale securities	344,757	698	(3)	345,452
Amounts classified as cash equivalents	(1,311)	-	-	(1,311)
Amounts classified as marketable securities	$343,446	$698	$(3)	$344,141

The Company’s portfolio of marketable securities at December 31, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$5,737	$-	$-	$5,737
United States government securities	57,379	409	(32)	57,756
Government agencies	53,065	308	(51)	53,322
Mortgage-backed securities	32,161	141	(36)	32,266
State and municipalities	4,021	2	(39)	3,984
Corporate obligations	183,971	1,122	(117)	184,976
Asset-backed securities	492	17	-	509
Total available-for-sale securities	336,826	1,999	(275)	338,550
Amounts classified as cash equivalents	(24,415)	-	-	(24,415)
Amounts classified as marketable securities	$312,411	$1,999	$(275)	$314,135

Sales of marketable securities resulted in gross realized gains of $2,300 and $2.0 million during the three-month and nine-month periods ended September 30, 2011, respectively, and $0.7 million and $0.9 million during the three-month and nine-month periods ended October 1, 2010, respectively.  Sales of marketable securities resulted in gross realized losses of $0.3 million during the nine-month periods ended September 30, 2011, and $0.1 million and $0.5 million for the three-month and nine-month periods ended October 1, 2010. There were no realized losses in the three-month period ended September 30, 2011.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

United States government securities	$28,287	$(3)	$-	$-	$28,287	$(3)

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

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years.  The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields.  As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss.  All unrealized losses are due to changes in interest rates and bond yields.  The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month and nine-month periods ended September 30, 2011 and October 1, 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at September 30, 2011 and December 31, 2010, by contractual maturity, were as follows:

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)

Mature in one year or less	$272,010	$272,247	$149,441	$149,900
Mature after one year through three years	72,748	73,205	184,162	185,436
Mature after three years through five years	-	-	3,223	3,214
Total	$344,758	$345,452	$336,826	$338,550

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

Financial Assets Measured at Fair Value on a Recurring Basis

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis.  Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid.  Level 1 instruments also include United States government securities, government agencies, state and municipalities, and substantially all mortgage-backed securities as these securities are backed by the federal or state governments and traded in active markets frequently with sufficient volume.  Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. At both September 30, 2011 and December 31, 2010, there were no significant transfers that occurred between levels 1 and 2 of the Company’s financial assets.  At both September 30, 2011 and December 31, 2010, the Company did not utilize level 3 to value its financial assets on a recurring basis.  Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value.

A summary of financial assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 were as follows:

		September 30, 2011			December 31, 2010
		Fair Value Measurements			Fair Value Measurements
		at Reporting Date Used			at Reporting Date Used
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(in thousands)

Cash, including short-term deposits (1)	$10,225	$10,225	$-	$19,598	$19,598	$-
United States government securities (2)	338,959	338,959	-	57,756	57,756	-
Government agencies (2)	3,536	3,536	-	53,322	53,322	-
Mortgage-backed securities (2)	-	-	-	32,266	31,870	396
State and municipalities (2)	-	-	-	3,984	3,984	-
Corporate obligations (3)	1,532	-	1,532	184,976	-	184,976
Asset-backed securities (2)	-	-	-	509	-	509
Total	$354,252	$352,720	$1,532	$352,411	$166,530	$185,881

(1)
At September 30, 2011, the Company recorded $10.1 million and $0.1 million within “Cash and cash equivalents,” and “Marketable securities,” respectively.  At December 31, 2010, the Company recorded $19.5 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.

(2)	Recorded within “Marketable securities.”
(3)
At September 30, 2011, the Company recorded zero and $1.5 million within “Cash and cash equivalents” and “Marketable securities,” respectively.  At December 31, 2010, the Company recorded $18.8 million and $166.2 million within “Cash and cash equivalents” and “Marketable securities,” respectively.

The Company’s other financial instruments include accounts payable and accrued and other liabilities.  Carrying values of these financial liabilities approximate their fair values due to the relatively short maturity of these items.  The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at both September 30, 2011 and December 31, 2010 was approximately $0.3 million. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis for the 3/4% Notes of approximately $0.3 million at both September 30, 2011 and December 31, 2010 to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company utilized level 3 to value its non-financial assets on a non-recurring basis.  Level 3, which is categorized as significant unobservable inputs, included the Company’s long-lived assets classified as held for sale and non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P.  Although the Company used the market approach for the fair value of its long-lived assets classified as held for sale based on similar assets either sold, pending sale or available for sale, the terms of these similar assets are highly subjective, resulting in the classification as level 3.  The Company regularly monitors its two venture capital funds and records these investments within “Other long-term assets” on the Condensed Balance Sheets based on quarterly statements the Company receives from each of the funds.  The statements are generally received one quarter in arrears, as more timely valuations are not practical.  The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company.  The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods.  In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and other income, net,” in the Condensed Statements of Operations.  At both September 30, 2011 and December 31, 2010, there were no transfers in or out of level 3 related to the Company’s long-lived assets classified as held for sale and the Company’s two venture capital funds.

Non-financial assets measured at fair value on a non-recurring basis at September 30, 2011 were as follows:

		Fair Value Measurement at
		Reporting Date Used
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Non-controlling interests in certain funds	$1,117	$-	$-	$1,117

Non-financial assets measured at fair value on a non-recurring basis at December 31, 2010 were as follows:

		Fair Value Measurement at
		Reporting Date Used
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Non-controlling interests in certain funds	$1,184	$-	$-	$1,184
Long-lived asset held for sale	6,000	-	-	6,000
	$7,184	$-	$-	$7,184

8.	Accrued and Other Liabilities

The components of accrued and other liabilities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Tax-related	$236	$557
Restructuring-related	160	1,231
Accrued compensation and related taxes	96	1,334
Deferred revenue	292
Professional services	523	1,148
Other	123	128
Total	$1,430	$4,398

9.	Commitments and Contingencies

Contractual Obligations

The Company completed the sale of its headquarters building on June 1, 2011 for net cash proceeds of $6.3 million. Concurrently, the Company began leasing a 3,581 square foot portion of the building from the new owner for approximately $4,300 per month. The majority of this space is leased through December 31, 2011.

Through its acquisitions of Baseball Heaven and The Show, the Company assumed additional leases of property with the following obligations based on a calendar December 31 year-end:

	Area Leased	Through 2011	2012-2014	After 2014	Total
		(dollars in thousands)

New York (Baseball Heaven)	27.9 acres	$111	$670	$456	$1,237
California (The Show)	1,176 sq ft	4	27	-	31
Oklahoma (The Show)	4,250 sq ft	3	3	-	6

		$118	$700	$456	$1,274

Legal Proceedings

The information set forth under Part II, Item 1 contained in the “Legal Proceedings” is incorporated herein by reference.

10.	Restructuring Charges

The Company implemented restructuring plans during the Transition Period and during fiscal years 2010 and 2009.  The goals of these plans were to bring its operational expenses to appropriate levels relative to its historical net revenues, while simultaneously implementing extensive company-wide expense-control programs.  All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” and/or “Income from discontinued operations, net of taxes” in the Condensed Statements of Operations.

In the three-month and nine-month periods ended September 30, 2011, the Company recorded ($32,000) and $6,000 restructuring accrual adjustments related to the Transition Period’s restructuring plan for severance and benefits, respectively.  To date, the Company has recorded a total of $3.9 million associated with this plan, of which $3.7 million related to severance and benefit charges for affected employees who were notified of their impending employment termination date and $0.2 million related to a termination fee for vacating a facility in California.  The Company does not expect to record additional restructuring charges related to this plan in the future.

In the three-month and nine-month periods ended October 1, 2010, the Company recorded restructuring charges of $0.9 million and $3.7 million, respectively, related to the Company’s Transition Period restructuring plan for severance and benefits. In the nine-month period ended October 1, 2010, the Company incurred the previously mentioned $3.9 million of charges plus $0.7 million related to the Company’s fiscal 2010 restructuring plan for severance and benefits and restructuring accrual adjustments of $(0.1) million related to a previous acquisition-related restructuring plan and fiscal 2009 restructuring plan due to the estimated loss on the Company’s facilities.

The activity in the restructuring accrual for all outstanding plans was as follows for the nine-month period ended September 30, 2011:

	Severance and Benefits	Other Charges	Total
	(in thousands)

Accrual balance at December 31, 2010	$881	$350	$1,231
Accrual adjustments	6	-	6
Cash paid	(845)	(232)	(1,077)
Accrual balance at September 30, 2011	$42	$118	$160

The Company anticipates that this remaining restructuring accrual balance at September 30, 2011, which was reflected in “Accrued and other liabilities” in the Condensed Balance Sheets, will be paid out by December 31, 2011.

The activity in the restructuring accrual for all outstanding plans was as follows for the nine-month period ended October 1, 2010:

	Severance and Benefits	Other Charges	Total
	(in thousands)

Accrual balance at January 1, 2010	$383	$1,043	$1,426
Transition Period Restructuring Plan Charges (1)	3,797	150	3,947
Fiscal 2010 Restructuring Plan Charges (2)	693	-	693
Accrual adjustments	-	(104)	(104)
Cash paid	(4,456)	(722)	(5,178)
Accrual balance at October 1, 2010	$417	$367	$784

(1)
The total Transition Period restructuring plan charges included $0.5 million classified as discontinued operations that were reflected in “Income from discontinued operations, net of taxes” in the Condensed Statements of Operations.

(2)
The charges for fiscal 2010 restructuring plan included $1,000 classified as discontinued operations in the nine-month period ended October 1, 2010, which was reflected in “Income from discontinued operations, net of taxes” in the Condensed Statements of Operations.

11.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, for the three-month and nine-month periods ended September 30, 2011 and October 1, 2010 were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)

Interest income, net	$295	$2,185	$3,853	$5,572
Realized currency translation gains (losses)	(181)	(112)	3,917	(62)
Other	(132)	26	339	123
Interest and other income (expense), net	$(18)	$2,099	$8,109	$5,633

The realized foreign currency translation gains were primarily due to substantial liquidation of certain of the Company’s foreign subsidiaries.

12.	Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable.  Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the three-month and nine-month periods ended September 30, 2011 and October 1, 2010 includes foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes.  Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period.  Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

The Company recorded a tax benefit of $2.7 million ($1.4 million in cash and $1.3 million of non-cash benefit) and $0.3 million for the three-month and nine-month periods ended September 30, 2011, respectively, primarily due to the reversal of reserves for foreign taxes as a result of a favorable settlement in Singapore. During the three-month period ended July 1, 2011, the Company made significant changes to its historic investment portfolio to move to primarily low-risk interest-bearing government securities. These changes were significant enough, in the Company’s judgment, to consider the legacy portfolio to have been disposed of for the purpose of tracking a disproportionate tax effect that arose in fiscal 2008. The nine-month period ended September 30, 2011 also included the Company realizing certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries during the period. These taxes were partially offset by income tax benefits from losses incurred in the Company’s foreign jurisdictions and the reversal of reserves for certain foreign taxes.  The Company recorded a tax provision of $0.2 million and a tax benefit of $8.6 million for the three-month and nine-month periods ended October 1, 2010, respectively, due to losses incurred from continuing operations that were offset against income and taxes recorded in discontinued operations. This was partially offset by state minimum taxes and foreign taxes related to its foreign subsidiaries.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income.  If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income.  For details regarding the Company’s NOL carryforwards prior to the nine-month period ended September 30, 2011, please refer to Note 13 of the Notes to Condensed Financial Statements included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

As of September 30, 2011, the Company’s total gross unrecognized tax benefits were $29.9 million, of which $9.3 million, if recognized, would affect the effective tax rate.  There have been no material changes to the Company’s total gross unrecognized tax benefits from December 31, 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of September 30, 2011, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions.  U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock–based awards, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method.  As disclosed in Note 1, all share information has been adjusted to reflect the Reverse/Forward Split.

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) was as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands, except per share amounts)

Numerators (basic and diluted):
Income (loss) from continuing operations, net of taxes	$1,250	$(1,831)	$1,517	$(5,631)
Income (loss) from discontinued operations, net of taxes	85	3,048	6,915	(9,255)
Net income (loss)	$1,335	$1,217	$8,432	$(14,886)

Denominators:
Weighted average shares outstanding - basic	10,881	11,842	10,881	11,917
Effect of dilutive securities:
Stock-based awards	21	9	14	-
3/4% Notes	3	3	3	-
Weighted average shares outstanding - diluted	10,905	11,854	10,898	11,917

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.11	$(0.15)	$0.14	$(0.47)
Income (loss) from discontinued operations, net of taxes	$0.01	$0.26	$0.64	$(0.78)
Net income (loss)	$0.12	$0.10	$0.77	$(1.25)
Diluted
Income (loss) from continuing operations, net of taxes	$0.11	$(0.15)	$0.14	$(0.47)
Income (loss) from discontinued operations, net of taxes	$0.01	$0.26	$0.63	$(0.78)
Net income (loss)	$0.12	$0.10	$0.77	$(1.25)

Diluted loss per share for the three-month and nine-month periods ended October 1, 2010 was based only on the weighted-average number of shares outstanding during that period, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during that period was used to calculate both the basic and diluted earnings per share.  In addition, certain potential common shares were excluded from the diluted computation for the three-month and nine-month periods ended September 30, 2011 because their inclusion would have been anti-dilutive.  The weighted-average number of common shares used to calculate the diluted earnings per share for loss from continuing operations, net of taxes, during each of the periods was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution.  The potential common shares excluded for the three-month and nine-month periods ended September 30, 2011 and October 1, 2010 were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)

Outstanding stock options	22	2	22	40
Outstanding restricted stock	22	-	22	10
3/4% convertible senior subordinated notes due 2023	3	-	3	2

14.	Comprehensive Income (Loss)

The Company's comprehensive loss, net of taxes, which consisted of net income (loss) and the changes in net unrealized loss on marketable securities net of taxes, and foreign currency translation adjustments, net of taxes, was as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)

Net foreign currency translation adjustment, net of taxes
Foreign currency translation adjustment, net of taxes	$6	$333	$165	$(112)
Release of currency translation gains, net of taxes	-	-	(2,542)	-
Total	6	333	(2,377)	(112)
Net income (loss)	1,335	1,217	8,462	(14,886)
Net unrealized gain (loss) on marketable securities, net of taxes	260	(164)	336	(536)
Comprehensive income (loss), net of taxes	$1,601	$1,386	$6,421	$(15,534)

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month and nine-month periods ended September 30, 2011 and October 1, 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.  The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income (loss), net of taxes, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Net unrealized gain on marketable securities, net of taxes	$695	$364
Foreign currency translation, net of taxes	125	2,497
Accumulated other comprehensive income, net of taxes	$820	$2,861

15.	Related Party Transactions

As of September 30, 2011, Warren G. Lichtenstein, Steel Partners, LLC, Steel Partners Holdings, L.P., SPH Group Holdings LLC and SPH Group LLC (collectively, “Steel Partners”) beneficially owned approximately 38% of the Company's outstanding common stock.  Jack L. Howard, John J. Quicke and Mr. Lichtenstein are directors of the Company and each such person is deemed to be an affiliate of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended.  Each of the three directors are compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy.  In addition, Mr. Quicke currently serves as the Interim President and CEO of the Company and is compensated $30,000 per month in connection with this role, which is in addition to the compensation he receives as a non-executive board member. Mr. Quicke also serves as the CEO of another affiliate of Steel Partners. Further, Mr. Lichtenstein is President of a subsidiary of the Company that is engaged in the sports, training, education, entertainment, and lifestyle businesses. In connection with his appointment to such office, Mr. Lichtenstein was awarded an option to acquire 250,000 shares of the Company’s Common Stock in lieu of an annual salary. This equity award is in addition to the compensation he receives as a non-executive board member.

Pursuant to a management services agreement between the Company and SP Corporate Services LLC (SP Corporate), the Company paid $0.1 million to SP Corporate for various services during the nine-month period ended September 30, 2011. SP Corporate is an affiliate of Steel Partners.

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

Basis of Presentation

On December 7, 2010, our Board of Directors approved the change in our fiscal year end from March 31 to December 31.  As a result of this change, a Transition Report on Form 10-K was filed with the Securities and Exchange Commission, or the SEC, on March 3, 2011 which included financial information for the nine-month transition period from April 1, 2010 to December 31, 2010, or Transition Period.  Subsequent to the Transition Period, our fiscal year will represent the twelve-month period from January 1 to December 31, with historical periods remaining unchanged related to the twelve-month period from April 1 to March 31, which include, but are not limited to, our fiscal years ended March 31, 2010, or fiscal 2010, and March 31, 2009, or fiscal 2009.  As a result, the comparative financial information included in this Form 10-Q relates to the three-month and nine-month periods ended September 30, 2011 and October 1, 2010.

In July 2011, we ceased our attempts to sell or license our intellectual property from our former enterprise-class external storage products business, or the Aristos Business. In June 2010, we sold certain assets related to our business of providing data storage hardware and software solutions and products, or the DPS Business, to PMC-Sierra Inc., who assumed certain liabilities related to the DPS Business.  In June 2008, we sold the Snap Server Network Attached Storage business, or Snap Server NAS business, to Overland Storage, Inc., or Overland. Accordingly, we reclassified the financial statements and related disclosures for all periods, except for the historical Balance Sheets, to reflect these businesses as discontinued operations.

These reclassifications had no impact on net loss, total assets or total stockholders’ equity. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

Reverse/Forward Stock Split

At the close of business on October 3, 2011, we effected a reverse split (the “Reverse Split”) immediately followed by a forward split (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). At our 2011 annual stockholders meeting, our stockholders approved a proposal authorizing the Board of Directors (the “Board”) to effect the reverse/forward stock split at exchange ratios determined by the Board within certain specified ranges.

The exchange ratio for the Reverse Split was 1-for-500 and the exchange ratio for the Forward Split was 50-for-1.  As a result of the Reverse Split, stockholders holding less than 500 shares (the “Cashed Out Stockholders”) were entitled to a cash payment for all of their shares. All remaining stockholders following the Forward Split (the “Remaining Stockholders”) were also entitled to a cash payment for any fractional shares that they would otherwise have received. The cash payment that each Cashed Out Stockholder or Remaining Stockholder is entitled to receive is based upon such stockholder’s pro rata share of the total net proceeds received in the sale of the aggregated fractional shares by the Company’s transfer agent at prevailing prices on the open market. Approximately 116,000 shares were sold for the benefit of Cashed Out Stockholders and Remaining Stockholders.

As a result of the Reverse/Forward Split, our common stock outstanding went from 108,868,286 shares at September 30, 2011 to 10,866,829 shares at October 3, 2011. All shares outstanding and per share information for the current and previous financial periods being reported have been adjusted to reflect the Reverse/Forward Split.

Overview

With the final close-out of all consideration related to the DPS business sale to PMC-Sierra and the sale of our building and patent portfolio in the nine-month period ended September 30, 2011, we are now primarily focused on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses, or NOLs, in the future.  We remain committed to providing value to all of our stockholders and will aggressively pursue opportunities to deploy the cash and liquid assets on hand to create value for our stockholders.

During the three-month and nine-month periods ended September 30, 2011, we made two acquisitions of baseball-related sports businesses to begin the redeployment of our working capital into operating businesses. We consider both these business combinations to be immaterial individually and in aggregate.

On June 27, 2011, we acquired all the membership interests and capital stock of Baseball Heaven LLC and Baseball Café, Inc. (collectively, “Baseball Heaven”), respectively, for an aggregate purchase price of $6.0 million in cash. Baseball Heaven is in the business of marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, and concession and catering events.

On August 15, 2011, we acquired 75% of the net assets used by The Show, LLC (“The Show”), which we contributed to The Show in exchange for a 75% membership interest. We paid an aggregate purchase price of $1.5 million in cash for these assets. The Show is engaged in the business of outfitting little league baseball and softball players and coaches in fully licensed Major League Baseball, minor league, and college replica uniforms and sponsoring, hosting, operating, and managing baseball and softball leagues, tournaments, and other events and related websites.

Results of Operations

Since we completed the wind down of our Aristos Business in September 2010, we have not had operating businesses until the purchase of two baseball-related sports businesses in the three-month period ended September 30, 2011. All revenues and cost of revenues for the three-month and nine-month periods ended September 30, 2011 are related to these new businesses. There were no comparative revenues and cost of revenues in the same periods of 2010. As the sports businesses do not require research and development, there are no research and development expenses in the periods of 2011.

Revenues and Gross Margin

Revenues for the three-month and nine-month periods ended September 30, 2011 were both $0.7 million. These revenues were primarily from uniform sales and baseball tournament-related sales. The gross margins for the three-month and nine-month periods ended September 30, 2011 were both $0.5 million, as cost of revenues for baseball tournaments is relatively low.

Operating Expenses

Selling, marketing, and administrative:  The 44% and 58% decrease in selling, marketing and administrative expense in the three-month and nine-month periods ended September 30, 2011 compared to the three-month and nine-month periods ended October 1, 2010, respectively, were primarily the result of reductions in our workforce and infrastructure spending due to the restructuring plans we previously implemented.

Amortization of acquisition-related intangible assets:  As previously disclosed, acquisition-related intangible assets from our Aristos Business were written off as of July 2, 2010, which is included in discontinued operations in the accompanying financial statements. Therefore, the $8,000 of amortization of acquisition-related intangible assets in the three-month and nine-month periods ended September 30, 2011 relates to our two new baseball-related businesses only.

Restructuring charges:  We implemented restructuring plans during the Transition Period and during fiscal years 2010 and 2009. All expenses, including adjustments, associated with our restructuring plans were included in “Restructuring charges” and/or “Income from discontinued operations, net of taxes” in the Statements of Operations.

In the nine-month period ended September 30, 2011, the Company recorded minimal restructuring accrual adjustments related to the Transition Period’s restructuring plan for severance and benefits (none in the three-month period ended September 30, 2011).  The Company does not expect to record additional restructuring charges related to this plan in the future.  In the three-month period ended October 1, 2010, the Company recorded restructuring charges of $2.8 million related to the Company’s Transition Period restructuring plan for severance and benefits. In the nine-month period ended October 1, 2010, the Company incurred the previously mentioned $2.8 million of charges plus $0.7 million related to the Company’s fiscal 2010 restructuring plan for severance and benefits and restructuring accrual adjustments of $(0.1) million related to a previous acquisition-related restructuring plan and fiscal 2009 restructuring plan due to the estimated loss on the Company’s facilities.

Interest and Other Income, Net

The increase in interest and other income, net, in the nine-month period ended September 30, 2011 compared to the nine-month period ended October 1, 2010 was primarily due to the recognition of foreign currency translation gains that arose from substantial liquidation of certain of our foreign subsidiaries. During the nine-month period ended September 30, 2011, the Company had realized translation gains aggregated $3.9 million compared to realized translation losses of $62,000 for the nine-month period ended October 1, 2010. During the three-month period ended September 30, 2011, the Company had realized translation losses aggregating $0.2 million compared to $0.1 million during the three-month period ended October 1, 2010.

Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable.  Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the three-month and nine-month periods ended September 30, 2011 and October 1, 2010 includes foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes.  Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period.  Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

The Company recorded a tax benefit of $2.8 million ($1.4 million in cash and $1.4 million of non-cash benefit) and $0.3 million for the three-month and nine-month periods ended September 30, 2011, respectively, primarily due to the reversal of reserves for foreign taxes as a result of a favorable settlement in Singapore. During the three-month period ended July 1, 2011, the Company made significant changes to its historic investment portfolio to move to primarily low-risk interest-bearing government securities. These changes were significant enough, in the Company’s judgment, to consider the legacy portfolio to have been disposed of for the purpose of tracking a disproportionate tax effect that arose in fiscal 2008. The nine-month period ended September 30, 2011 also included the Company realizing certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries during the period. These taxes were partially offset by income tax benefits from losses incurred in the Company’s foreign jurisdictions and the reversal of reserves for certain foreign taxes.  The Company recorded a tax provision of $0.2 million and a tax benefit of $8.6 million for the three-month and nine-month periods ended October 1, 2010, respectively, due to losses incurred from continuing operations that were offset against income and taxes recorded in discontinued operations.  This was partially offset by state minimum taxes and foreign taxes related to its foreign subsidiaries.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income.  If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income.  For details regarding the Company’s NOL carryforwards prior to the nine-month period ended September 30, 2011, please refer to Note 13 of the Notes to Condensed Financial Statements included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

As of September 30, 2011, the Company’s total gross unrecognized tax benefits were $29.9 million, of which $9.3 million, if recognized, would affect the effective tax rate.  There have been no material changes to the Company’s total gross unrecognized tax benefits from December 31, 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of September 30, 2011, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions.  U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

Discontinued Operations

The income from discontinued operations in the three-month and nine-month periods ended September 30, 2011 are both related to the sale of our DPS Business to PMC-Sierra, which includes the receipt of the $5.0 million DPS Holdback from PMC-Sierra and $1.9 million of patent sales from the DPS Business. The nine-month period ended October 1, 2010 includes recognition of the gain on the initial sale of our DPS Business to PMC-Sierra of $10.1 million offset by the net loss from the wound down Aristos Business of $18.8 million, which includes a $12.8 million impairment write-off of acquisition-related intangible assets. The three-month period ended October 1, 2010 includes $3.0 million of net income from the Aristos Business.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:  Our principal source of liquidity is cash on hand.  We focus on managing the critical components of working capital, which include payables and short-term debt.  Our working capital at September 30, 2011 and December 31, 2010 was $353.60 million and $356.8 million, respectively.  The decrease in working capital at September 30, 2011 compared to December 31, 2010 of $3.2 million was primarily attributable to receipt of the DPS Holdback of $5.0 million and sales of patents from the DPS Business for $1.9 million offset by the two acquisitions totaling $7.5 million and decreases in accounts payables and accrued liabilities of $5.2 million, as we made payments to our professional service providers and employees related to compensation matters that included payments made under our restructuring plans and retention programs.

Operating Activities: Net cash provided by operating activities was $12.0 million for the nine-month period ended September 30, 2011 compared to net cash used of $20.8 million in the nine-month period ended October 1, 2010.  The increase in cash from operating activities was mainly due to negative changes in assets and liabilities of $22.3 million in the nine-month period ended October 1, 2010 compared to positive changes in assets and liabilities of $2.2 million and the receipt of the DPS Holdback ($5.0 million) and sale of the DPS patents ($1.9 million) in the nine-month period ended September 30, 2011. The October 1, 2010 period activity was driven by the sale of the DPS Business to PMC-Sierra, as PMC-Sierra purchased substantially all accounts receivable and inventory and a substantial portion of fixed assets related to the DPS Business, while we retained substantially all liabilities.

Investing Activities: Net cash used in investing activities was $40.5 million in the nine-month period ended September 30, 2011 compared with net cash provided by investing activities of $20.2 million in the nine-month period ended October 1, 2010.  We used cash proceeds to purchase net marketable securities of $33.0 million and $7.7 million in the nine-month periods ended September 30, 2011 and October 1, 2010, respectively. For the nine-month period ended October 1, 2010, these purchases were offset by $28.9 million of cash proceeds from the sale of the DPS Business. For the nine-month period ended September 30, 2011, we also used $7.5 million to purchase two sports-related businesses as part of the redeployment of capital. We continue to manage our cash through interest-bearing accounts.

Financing Activities:  No material financing activities occurred during the nine-month period ended September 30, 2011. Net cash used in financing activities in the nine-month period ended October 1, 2010 was $18.1 million, which was primarily related to the repurchase of our common stock for $20.4 million.

Liquidity Requirements

At September 30, 2011, we had $354.2 in cash, cash equivalents and marketable securities, of which approximately $2.9 million was held by our foreign subsidiaries whose functional currency is the local currency.  Our available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and government agencies, and were recorded on our Condensed Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in shareholders’ equity.

In the nine-month periods ended September 30, 2011 and October 1, 2010, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary.  We hold our marketable securities as available-for-sale and mark them to market.  We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized.  However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation.  If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In the future, we may make additional acquisitions of businesses, and we may be required to use a significant portion of our available cash balances for such acquisitions or for working capital needs thereafter.

We have invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At September 30, 2011 and December 31, 2010, the carrying value of such investments aggregated $1.1 million and $1.2 million, respectively, which were based on quarterly statements we receive from each of the funds.  The statements are generally received one quarter in arrears, as more timely valuations are not practical.  The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company.  The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these equity investments in the future.

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

Convertible Subordinated Notes

At September 30, 2011, we had a remaining liability of $0.3 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023.  Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018, or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest, and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We may seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months (See Note 8 of the Notes to Condensed Financial Statements included in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010 for a detailed discussion of our debt and equity transactions).

Contractual Obligations

As of September 30, 2011, we did not have any significant changes to the contractual obligations that were disclosed in the Liquidity section of our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

The Company completed the sale of its headquarters building on June 1, 2011 for net cash proceeds of $6.3 million. Concurrently, the Company began leasing a 3,581 square foot portion of the building from the new owner for approximately $4,300 per month. The majority of this space is leased through December 31, 2011, while a portion is on a month-to-month basis.

Through its acquisitions of Baseball Heaven and The Show, the Company assumed additional leases of property with the following obligations based on a calendar December 31 year-end:

	Area Leased	Through 2011	2012-2014	After 2014	Total
		(dollars in thousands)

New York (Baseball Heaven)	27.9 acres	$111	$670	$456	$1,237
California (The Show)	1,176 sq ft	4	27	-	31
Oklahoma (The Show)	4,250 sq ft	3	3	-	6

		$118	$700	$456	$1,274

Recent Accounting Pronouncements

In September, the Financial Accounting Standards Board (the “FASB”) issued updated guidance allowing the use of a qualitative approach to test goodwill for impairment. The updated guidance would permit our Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of one of our reporting units is less than its carrying value. If we conclude that this is the case, it is then necessary for us to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact of our pending adoption of this update.

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income, and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact of the adopt of ASU 2011-05 on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine-month period ended September 30, 2011, which was the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1
Management Services Agreement, dated as of October 1, 2011, between the Company and SP Corporate Services LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 6, 2011).

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

Steel Excel Inc.

By:	/s/ JOHN J. QUICKE	Date: November 4, 2011
John J. Quicke Interim President and Chief Executive Officer (principal executive officer)

By:	/s/ MARK A. ZORKO
	Mark A. Zorko Chief Financial Officer (principal financial officer)	Date: November 4, 2011