Form 10-K
period 2011-12-31
Steel Excel Inc.
filed 2012-03-13
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period _____ to _____

Commission File Number 000-15071

STEEL EXCEL INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2748530
(State of Incorporation)	(I.R.S. Employer Identification Number)

691 S. Milpitas Blvd., Suite 208, Milpitas, CA 95035
(Address of principal executive offices, including Zip Code)

(408) 945-8600
(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of July 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $209.3 million.

As of March 13, 2012, the registrant had 10,891,829 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the registrant’s Form 10-K incorporates by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2012 Annual Meeting of Stockholders.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, ( the “Exchange Act”). Forward-looking statements are statements regarding future events or our future performance, and include statements regarding projected operating results.  These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy our capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investment opportunities; the inability to realize the benefits of our net operating losses; the possibility of being deemed an investment company under the Investment Company Act of 1940, as amended, which may make it difficult for us to complete future business combinations or acquisitions; the potential need to record impairment charges for marketable securities based on current market conditions; the ability to consolidate and manage our newly acquired businesses; fluctuations in demand for our services; operating risks inherent in the oilfield services industry; environmental and other health and safety laws and regulations, including those relating to climate change; general economic conditions and our expected liquidity in future periods.  We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

PART I

Item 1. Business

Change in Fiscal Year End

On December 7, 2010, our Board of Directors approved the change in our fiscal year-end from March 31 to December 31. As a result of this change, the prior fiscal year was a nine-month transition period from April 1, 2010 to December 31, 2010 (the “Transition Period”). References in this Annual Report on Form 10-K to “fiscal year 2011” or “fiscal 2011” refers to the calendar year of January 1, 2011 to December 31, 2011. References in this Annual Report on Form 10-K to “fiscal year 2010” or “fiscal 2010” refers to the period of April 1, 2009 to March 31, 2010.

Reverse/Forward Stock Split

At the close of business on October 3, 2011, we effected a reverse split (the “Reverse Split”) immediately followed by a forward split (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). At our 2011 annual stockholders meeting, our stockholders approved a proposal authorizing our Board of Directors (the “Board”) to effect the reverse/forward stock split at exchange ratios determined by the Board within certain specified ranges.

The exchange ratio for the Reverse Split was 1-for-500 and the exchange ratio for the Forward Split was 50-for-1. As a result of the Reverse Split, stockholders holding less than 500 shares (the “Cashed Out Stockholders”) were entitled to a cash payment for all of their shares. All remaining stockholders following the Forward Split (the “Remaining Stockholders”) were also entitled to a cash payment for any fractional shares that they would otherwise have received. The cash payment that each Cashed Out Stockholder or Remaining Stockholder was entitled to receive was based upon such stockholder’s pro rata share of the total net proceeds received in the sale of the aggregated fractional shares by the Company’s transfer agent at prevailing prices on the open market.

As a result of the Reverse/Forward Split, our common stock outstanding went from 108,868,286 shares at September 30, 2011 to 10,886,829 shares at October 3, 2011. All shares outstanding and per share information for the current and previous financial periods being reported in this Annual Report on Form 10-K have been adjusted to reflect the Reverse/Forward Split.

General Information

We were incorporated in 1981 in California under the name Adaptec, Inc., (“Adaptec”), and completed our initial public offering in 1986. In March 1998, we reincorporated in Delaware. On June 22, 2010, we changed our name to ADPT Corporation (“ADPT”). On October 3, 2011, we changed our name to Steel Excel Inc. (“Steel Excel”).

Business Overview and Outlook

Through September 2010, we provided enterprise-class external storage products, including Application Specific Integrated Circuits, or ASICs, and software to original equipment manufacturers. Currently,we are primarily focused on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield servicing, sports, training, education, entertainment, and lifestyle businesses. For details regarding our historical business, which has been accounted for as discontinued operations, refer to Note 5 of the Notes to Financial Statements.

During the fiscal year ended December 31, 2011, we acquired two sports-related businesses and one oilfield servicing business. We currently operate in these two reportable segments, but may add others in the future depending upon acquisition opportunities to further redeploy our working capital.

On June 27, 2011, we acquired all of the net assets of Baseball Heaven LLC and Baseball Café, Inc. (collectively, “Baseball Heaven”), respectively, for an aggregate purchase price of $6.0 million in cash. Baseball Heaven is in the business of marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, and concession and catering events. Baseball Heaven is located in Long Island, New York and serves the northeast and mid-Atlantic areas of the United States.

On August 15, 2011, we acquired all of the net assets used by The Show, LLC (“The Show”), which we contributed to The Show in exchange for a 75% membership interest. We paid an aggregate purchase price of $1.5 million in cash for these assets. The Show is engaged in the business of outfitting little league baseball and softball players and coaches in fully licensed Major League Baseball, minor league, and college replica uniforms and sponsoring, hosting, operating, and managing baseball and softball leagues, tournaments, and other events and related websites. The Show primarily operates in New York, Texas, Oklahoma, Colorado and California.

On December 7, 2011, we acquired the business and assets of Rogue Pressure Services, LLC (“Rogue”), a leader in the oilfield service industry located primarily in Williston, North Dakota and Eagle Ford, Texas, while operating in five states. The aggregate purchase price was $31.2 million, which includes cash of $29.0 million and a contingent consideration liability of $1.2 million pursuant to an earn-out clause based on the achievement of certain performance levels. This acquisition marked the launch of our new strategy to focus a portion of our acquisition efforts on new opportunities in the United States oilfield service industry presented by technological advances in horizontal drilling and hydraulic fracturing. Rogue provides snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time).

On February 9, 2012, we acquired the business and assets of Eagle Well Services, Inc. (“Eagle”), a leader in the oilfield service industry in the Bakken basin in North Dakota and Montana. The purchase price for this acquisition was $48.1 million in cash. Eagle will be part of our oilfield servicing segment.

Sales, Marketing and Customers

Our sales and marketing activities are performed through our local operations in each geographic region within the United States. We believe our local personnel can more effectively target marketing activities because they have an excellent understanding of region-specific issues and customer operations.

Our oilfield servicing segment customer base is concentrated and loss of a significant customer could cause our revenue to decline substantially.

Competition and Other External Factors

Oilfield Servicing Segment

Our oilfield services segment operates in a highly competitive industry that is influenced by price, capacity, reputation and experience. Because oil and natural gas prices and drilling activities are at high levels and service companies are seeing increased demand for their services and attractive returns on investment, oilfield services companies are ordering new equipment to expand their capacity. To be successful, we must provide services that meet the specific needs of oil and gas exploration and production companies at competitive prices. In addition, a safe and well-trained work force provides a competitive advantage. Rogue strives to provide high-quality services and value to our customers by combining our state of the art equipment with highly-skilled and experienced personnel.

Our services are affected by seasonal factors, such as inclement weather, fewer daylight hours, and holidays during the winter months. Heavy snow, ice, or rain can make it difficult to move equipment between work sites, which can reduce our ability to provide services and generate revenues. These seasonal factors affect our competitors as well. Demand for services in our industry as a whole, fluctuates with the supply and demand for oil and natural gas. In general, as demand exceeds supply, the need for our services increases. The oil and natural gas producers attempt to take advantage of a higher-priced environment when demand exceeds supply, which leads to the need for our services. Conversely, as supply equals or exceeds demand, the oil and natural gas producers become more risk-intolerant and will cut back on their well servicing needs.

Sports-Related Segment

Similar to our oilfield servicing segment, our sports-related businesses are affected by seasonal factors, such as inclement weather and fewer daylight hours. Our facilities at Baseball Heaven currently do not include indoor fields so if it rains or snows, scheduled tournaments or clinics must be canceled, which would reduce our revenues. Further, many baseball facilities do not include indoor fields, so tournaments and league supported by The Show’s revenues could also be adversely affected by seasonal factors.

Government and Environmental Factors

Our operations are subject to multiple federal, state and local laws and regulations pertaining to worker safety, the handling of hazardous materials, transportation standards and the environment. We cannot predict the level of enforcement or the interpretation of existing laws and regulations by enforcement agencies in the future, or the substance of future court rulings or permitting requirements. In addition, we cannot predict what additional laws and regulations may be put in place in the future, or the effect of those laws and regulations on our business and financial condition. We believe we are in substantial compliance with applicable environmental laws and regulations. While we do not believe that the cost of compliance is material to our business or financial condition, it is possible that substantial costs for compliance or penalties for non-compliance may be incurred in the future.

Among other environmental laws, we are subject to the Clean Water Act that establishes the basic structure for regulating discharges of pollutants into the waters of the United States and quality standards for surface waters. Our operations could require permits for discharges of wastewater and/or stormwater. In addition, the Oil Pollution Act of 1990 imposes a multitude of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in the waters of the United States. These and similar state laws provide for administrative, civil and criminal penalties for unauthorized discharges and impose stringent requirements for spill prevention and response planning, as well as considerable potential liability for the costs of removal and damages in connection with unauthorized discharges.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, and comparable state laws (“CERCLA” or “Superfund”) impose liability without regard to fault or the legality of the original conduct on certain defined parties, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposition of the hazardous substances found at the site. Under CERCLA, these parties may be subject to joint and several liability for the costs of cleaning up the hazardous substances that were released into the environment and for damages to natural resources. Further, claims may be filed for personal injury and property damages allegedly caused by the release of hazardous substances and other pollutants. We may encounter  materials that are considered hazardous substances in the course of our operations. As a result, we may incur CERCLA liability for cleanup costs and be subject to related third-party claims. We also may be subject to the requirements of the Resource Conservation and Recovery Act, as amended, and comparable state statutes (“RCRA”) related to solid wastes. Under CERCLA or RCRA, we could be required to clean up contaminated property (including contaminated groundwater) or to perform remedial activities to prevent future contamination.

Our operations are also subject to the Clean Air Act, as amended, and similar state laws and regulations that restrict the emission of air pollutants and impose various monitoring and reporting requirements. These laws and regulations may require us to obtain approvals or permits for construction, modification or operation of certain projects or facilities and may require use of emission controls. Various scientific studies suggest that emissions of greenhouse gases, including, among others, carbon dioxide and methane, may contribute to global warming (climate change). While it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any new restrictions on emissions that are imposed could result in increased compliance costs for, or additional operating restrictions on, our customers and hence, affect our business.

We are also subject to the federal Occupational Safety and Health Act, as amended, (“OSHA”) and comparable state laws that regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in our operations be maintained and provided to employees and state and local government authorities. We believe we are in substantial compliance with the OSHA and comparable state law requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to regulated substances.

Employees

As of December 31, 2011, we had 94 employees that were all located in the United States, including five part-time employees. Our sports-related businesses employ seasonal workers when needed, as well. We consider our employee relations to be good and we are not party to any collective bargaining agreements.

Available Information

We make available free of charge through our internet website at www.steelexcel.com, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy, information statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically and that may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our results of operations and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our stock could decline.

Risks Associated with our General Corporate Operations and Capital Redeployment Program

Depending on our future activities and operations, we may be deemed an investment company, which could impose on us burdensome compliance requirements and restrict our activities, and may make it difficult for us to complete future business combinations or acquisitions. The Investment Company Act of 1940, as amended, (the “Investment Company Act”) requires registration, as an investment company, of companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Generally, companies may be deemed investment companies under the Investment Company Act if they are viewed as engaging in the business of investing in securities or they own investment securities having a value exceeding 40% of certain assets. Depending on our future activities and operations, we may become subject to the Investment Company Act. While Rule 3a-2 of the Investment Company Act provides an exemption that allows companies that may be deemed investment companies, but have a bona fide intent to engage primarily in a business other than that of investing in securities up to one year to engage in such other business activity, we may not qualify for this or any other exemption under the Investment Company Act. If we are deemed to be an investment company, we may be subject to certain restrictions that may make it difficult for us to complete business combination, including restrictions on the nature of and custodial requirements for holding our investments and restrictions on our issuance of securities, which we may use as consideration in a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we become subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional costs and expenses. There can be no assurance that we will not be deemed an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act or that we will qualify for the exemption under Rule 3a-2 of the Investment Company Act.

Our stockholders may be subject to the broad discretion of management and our Board of Directors. As we continue to identify new businesses and investment opportunities, our stockholders may not have an opportunity to evaluate the specific merits or risks of any proposed transactions or investments. As a result, our stockholders may depend on the broad discretion and judgment of management and our Board of Directors in connection with the application of our capital and the selection of acquisition or investment targets. There can be no assurance that determinations ultimately made by us will permit us to achieve profitable operations.

Our inability to control the inherent risks of acquiring and integrating businesses could adversely affect our operations. Acquisitions are a key element of our business strategy. We may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future. We may be required to issue equity securities in connection with future acquisitions, which could result in dilution of stockholders. Acquisitions may not perform as expected when the acquisition was made and may be dilutive to our overall operating results. We face additional acquisition risks, such as:

•	retaining and attracting key employees;
•	retaining and attracting new customers;
•	increased administrative burden;
•	developing our sales and marketing capabilities;
•	managing our growth effectively;
•	integrating operations;
•	operating a new line of business; and
•	increased logistical problems common to large, expansive operations.

If we fail to manage these acquisition risks successfully, our business could be harmed.

We have operated at a loss in the past and there is no assurance of our profitability in the future. We had net operating losses from continuing operations during each of our last five fiscal years. In the future, we may incur further operating losses and experience negative operating cash flow. We may not be able to reduce our costs and increase revenues sufficient to achieve profitability and generate positive operating income in the future.

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

We may sustain losses in our investment portfolio due to adverse changes in the global credit markets. Global economic conditions have been challenged in the past by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. More recently, credit and sovereign debt issues have destabilized certain European economies and thereby increased global economic uncertainties. An adverse change in global economic conditions may adversely impact our financial results. A substantial portion of our assets consists of investments in marketable securities that we hold as available-for-sale and we mark them to market. While there has been a decline in the trading values of certain of the securities in which we have invested, we have not recognized a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge in the future that could adversely impact our financial results.

If the financial institutions that maintain our cash, cash equivalents and marketable securities experience financial difficulties, which is more likely during a weakened state of the economy, our cash balances may be adversely impacted. We maintain our cash, cash equivalents and marketable securities with certain financial institutions in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

We may be unable to realize the benefits of our net operating losses (“NOLs”). NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. Based on current income tax rates, if fully utilized, our NOLs and other carry-forwards could provide a benefit to us of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon our ability to comply with the rules relating to the preservation and use of NOLs and the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our NOLs will depend significantly on our success in identifying suitable new business opportunities and acquisition candidates that maximize our NOLs, and once identified, successfully becoming established in this new business line or consummating such an acquisition.

Additionally, if we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change and we may be unable to use a significant portion or all of our NOLs to offset taxable income.  We have adopted a tax benefits preservation plan with the intention of reducing the likelihood of an ownership change. However, we cannot assure you that this plan will be effective in deterring all transfers of our common stock that could result in such an ownership change. Additionally, if stockholders holding a majority of our outstanding shares of common stock do not approve the plan prior to the final adjournment of our 2012 Annual Meeting of Stockholders, the plan will expire.

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

We may be required to pay additional income taxes, which could negatively affect our results of operations and financial position. Our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to foreign, state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. While the tax authorities in the foreign jurisdictions in which we formerly operated continue to audit our tax returns for fiscal years subsequent to 1999, the potential outcome of these audits is uncertain and could result in material tax provisions or additional tax payments in future periods.

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position. We are subject to income and other taxes in the United States, Singapore and other foreign taxing jurisdictions in which we formerly operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation and is subject to audit and redetermination by the taxing authorities. Although we believe our tax estimates are reasonable, the following factors could cause our effective tax rate to be materially different than tax amounts recorded in our Consolidated Financial Statements:

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies and Estimates included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, which include fair value measurements, cash, cash equivalents and marketable securities valuation, impairment of long-lived assets, income taxes, and revenue recognition. Furthermore, Note 1 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K describes the significant accounting policies essential to preparing our Consolidated Financial Statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Our future financial results could be adversely impacted by asset impairments or other charges. We evaluate our long-lived assets, including our property and equipment, indefinite-lived intangible assets, and goodwill for impairment. In performing these assessments, we project future cash flows on a discounted basis for goodwill, and on an undiscounted basis for other long-lived assets, and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment on our goodwill, and indefinite-lived intangible assets at least annually, or more often if events and circumstances warrant. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.

Risks Related to the Business of our New Segments

Our oilfield services business depends on the oil and gas industry and particularly on the activity level of the North American oil and gas industry. Our markets may be adversely affected by industry conditions that are beyond our control. We depend on our customers’ willingness to commit operating and capital expenditures to explore for, develop and produce oil and natural gas in North America. Weakness in oil and natural gas prices, or our customers’ perceptions that oil and natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for our services. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control, including:

•	the supply of and demand for oil and natural gas, including current natural gas storage capacity and usage;
•	the level of prices and expectations about future prices of oil and natural gas;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the expected rates of declining current production;
•	the discovery rates of new oil and natural gas reserves;
•	available pipeline and other transportation capacity;
•	weather conditions, including hurricanes that can affect oil and natural gas operations over a wide area;
•	domestic and worldwide economic conditions;
•	political instability in oil and natural gas producing countries;
•	technical advances affecting energy consumption;
•	the price and availability of alternative fuels;
•	the access to and cost of capital for oil and natural gas producers; and
•	merger and divesture activity among oil and natural gas producers.

The level of oil and natural gas exploration and production activity in the United States is volatile. A reduction in the activity levels of our customers could cause a decline in the demand for our services and may adversely affect the prices that we can charge or collect for our services. In addition, any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and, therefore, would affect demand for the services we provide. A material decline in oil and natural gas prices or drilling activity levels or sustained lower prices or activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves, in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment.

We operate in a cyclical and volatile industry. Changes in current or anticipated future prices for crude oil and natural gas are a primary factor affecting spending and drilling activity, and decreases in spending and drilling activity can cause rapid and material declines in demand for our services.

The nature of our operations presents inherent risks of loss that could adversely affect our results of operations. Our oilfield services operations are subject to many hazards inherent in the drilling, workover and well-servicing and pressure pumping industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others.

Our sports-related operations are subject to the potential for injuries by participants in tournaments and clinics. The safety of our participants is paramount. Our goal is to provide a fun and safe environment where youth can develop their skills and enjoy competition.

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may provide inadequate in certain cases. The occurrence of an event not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, insurance may not be available to cover any or all of these risks. Even if available, insurance may be inadequate or insurance premiums or other costs may rise significantly in the future making insurance prohibitively expensive. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form or a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs.

There is potential for excess capacity in the oilfield services industry. Because oil and natural gas prices and drilling activity are at high levels and service companies are seeing increasing demand for services and attractive returns on investments, oilfield service companies are ordering new equipment to expand their capacity. A growing supply of equipment may result in an increasingly competitive environment for oilfield service companies, which may lead to lower prices and utilization for our services that would adversely affect our business.

We may incur significant costs and liabilities as a result of environmental, health and safety laws and regulations that govern our operations. Our oilfield services operations are subject to federal, state and local laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling and cleanup of waste materials, including toxic and hazardous wastes. Our sports-related businesses must also comply with laws and regulations regarding the safety of participants in tournaments and clinics. To comply with these laws and regulations, we may be required to obtain and maintain permits, approvals and certificates from various governmental authorities. While the cost of such compliance has not been significant in the past, new laws, regulations and enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, which could have a material adverse impact on our results of operations.

It is not possible to predict how new governmental mandates regarding the emission of greenhouse gases could affect our business; however, any such future laws or regulations could require our customers to devote potentially material amounts of capital or other resources in order to comply and increase their operating costs, which could result in decreased demand for our services. Such future laws or regulations could have a material adverse impact on our business.

Federal and, in some jurisdictions, state and local legislation and regulations have been, or are being, considered which could result in increased restrictions on our customers’ hydraulic fracturing operations. Increased federal, state or local regulation of hydraulic fracturing could cause our customers to experience operational delays, decrease their hydraulic fracturing activities or increase exploration costs, which could decrease demand for our services. Such heightened regulatory activity could have a material adverse impact on our business.

Failure to comply with environmental, health and safety laws and regulations could result in the assessment of administrative, civil or criminal penalties, imposition of cleanup and site restoration costs and liens, revocation of permits, and, to a lesser extent, orders to limit or cease certain operations. Certain environmental laws impose strict and/or joint and several liability, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions.

Changes in trucking regulations may increase our costs and negatively impact our results of operations. We operate trucks and other heavy equipment associated with many of our oilfield service offerings. We therefore are subject to regulation as a motor carrier by the United States Department of Transportation and by various state agencies, whose regulations include certain permit requirements of state highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emission limits, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters, including safety requirements.

Severe weather could have a material adverse effect on our business. Our business could be materially and adversely affected by severe weather. Repercussions of severe weather may include:

•	curtailment of services;
•	weather-related damage to facilities and equipment, resulting in suspension of operations;
•	inability to deliver equipment, personnel and products in accordance with contract schedules; and
•	loss of productivity.

These constraints could reduce our revenues, delay our operations and materially increase our operating and capital costs. Unusually warm winters may also adversely affect the demand for our oilfield services by decreasing the demand for natural gas.

We may be unable to attract and retain a sufficient number of skilled and qualified workers. Our oilfield services operations require personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield service industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment. Our ability to be productive and profitable depends on our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force.

If we are unable to implement commercially competitive services and access commercially competitive products in a timely manner in response to changes in technology, our business and revenue could be materially and adversely affected. The market for our oilfield services is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to implement commercially competitive services and access commercially competitive products in a timely manner in response to changes in technology, our business and revenue could be materially and adversely affected. Likewise, if our proprietary technologies, equipment and facilities, or work processes become obsolete, we may no longer be competitive, and our business and revenue could be materially and adversely affected.

Conservation measures and technological advances could reduce demand for oil and gas. Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and gas. Management cannot predict the impact of the changing demand for oil and gas services and products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

The loss of one or more of our largest customers could materially and adversely affect our business, financial condition and results of operations. Our oilfield services customer base is concentrated and loss of a significant customer could cause our revenue to decline substantially. For example, five customers comprised approximately 75% of Rogue’s revenues for the year ended December 31 2011. If a major customer decided not to continue to use our services, revenue could decline and our operating results and financial condition could be harmed.

Potential adoption of future state or federal laws or regulations surrounding the hydraulic fracturing process could make it more difficult to complete oil or natural gas wells and could materially and adversely affect our business, financial condition and results of operations. Many of our customers utilize hydraulic fracturing services during the life of a well. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations underground where water, sand and other additives are pumped under high pressure into the formation. Although we are not a provider of hydraulic fracturing services, many of our services complement the hydraulic fracturing process.

Legislation has been introduced in Congress to provide for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process. Additionally, the U.S. Environmental Protection Agency has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act and is completing the process of drafting guidance documents related to this newly asserted regulatory authority. If additional levels of regulation or permitting requirements were imposed through the adoption of new laws and regulations, our customers’ business and operations could be subject to delays and increased operating and compliance costs, which could negatively impact the number of active wells in the marketplaces we serve. Therefore, the adoption of future federal, state or municipal laws regulating the hydraulic fracturing process could negatively impact our business.

Risks Relating to our Ownership and Management Structure

Warren G. Lichtenstein, our Chairman, Jack Howard, a member of our Board of Directors, and certain other officers and an additional director, through their affiliations with Steel Partners, have the ability to exert significant influence over our operations. At January 2, 2012, SPH Group Holdings LLC (“SPHG Holdings”), SPH Group LLC (“SPHG”), Steel Partners Holdings L.P. (“Steel Holdings”) and Steel Partners Holdings GP Inc. (“Steel Holdings GP,” and collectively, with SPHG Holdings, SPHG and Steel Holdings, “Steel Partners”) beneficially owned approximately 40% of our outstanding common stock. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPGH Holdings. Warren G. Lichtenstein, our Chairman and President of a subsidiary of ours, serves as Chairman and Chief Executive Officer of Steel Holdings GP, and Jack Howard, a director of ours, serves as President and a director of Steel Holdings GP. In their capacities as directors and senior executive officers of Steel Holdings GP, Messrs. Lichtenstein and Howard have the ability to exert significant influence over our policies and affairs and over the outcome of any action requiring a stockholder vote, including the election of our Board of Directors or the approval of amendments to our certificate of incorporation, as amended, and the approval of any proposed merger. The interests of Messrs. Lichtenstein and Howard, as well as Steel Partners in such matters may differ from the interests of our other stockholders in some respects. In addition, employees and affiliates of Steel Partners hold positions with us, including John Quicke, a member of our Board of Directors and our Interim President and Chief Executive Officer, and Mark Zorko, our Chief Financial Officer.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Oilfield Servicing Segment

Rogue leases its headquarters in Grand Junction, Colorado, which is 4,500 square feet of office, shop and yard space. This lease expires December 1, 2012 with an option to extend. In addition, we currently lease eight apartments for Rogue employees’ use while on location with leases that expire on November 30, 2016. Rogue entered into a lease for a 14,000 square feet shop and two homes in San Antonio, Texas beginning February 1, 2012, which will be used in our oilfield servicing segment.

Sports-Related Segment

Baseball Heaven leases 27.9 acres in Yaphank, New York where it has built four full-size and three youth-size fields along with a restaurant. This lease expires December 13, 2016, with two options to extend and a first right of refusal to purchase the property. The Show leases a 1,176 square foot office in California and a 4,250 square foot office and warehouse in Oklahoma. The California lease expires December 31, 2012 and the Oklahoma lease expires March 31, 2012.

Item 3. Legal Proceedings

From time to time, we are subject to litigation or claims, including claims related to businesses that we wound down or sold, which are normal in the course of business, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

For an additional discussion of certain risks associated with legal proceedings, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is currently traded in the over the counter market and is quoted on the OTCQB Market under the symbol “SXCL.PK.” In connection with the change of our name to Steel Excel Inc. on October 3, 2011, our symbol was changed from ADPT.PK to the current symbol SXCL.PK. In addition, until August 4, 2010, our common stock was traded on the NASDAQ Global Market. Therefore, the high and low prices shown below include the NASDAQ Global Market prices through August 4, 2010 and then include the OTCQB Market prices thereafter. Further, as indicated earlier in this Annual Report on Form 10-K, we effected the Reverse/Forward Split on October 3, 2011. The prices shown below for the date ranges prior to October 3, 2011 have been retroactively adjusted to give effect to the Reverse/Forward Split.

Fiscal Year Ended December 31, 2011	High	Low

Three-month period ended April 1, 2011	$30.40	$28.00
Three-month period ended July 1, 2011	$30.40	$27.90
Three-month period ended September 30, 2011	$30.10	$26.20
Three-month period ended December 31, 2011	$26.90	$22.70

Transition Period Ended December 31, 2010

Three-month period ended July 2, 2010	$34.30	$28.10
Three-month period ended October 1, 2010	$31.20	$26.80
Three-month period ended December 31, 2010	$30.80	$28.90

As of March 9, 2012, there were approximately 23 registered stockholders of record of our common stock. This number of registered holders does not include holders that have shares of common stock held for them “in street name,” meaning the shares are held for their accounts by a broker or other nominee.

Dividends

We have not declared or paid cash dividends on our common stock. However, we remain committed to providing value to all of our stockholders, which may include paying cash dividends in the future.

Issuer Purchases of Equity Securities

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. We announced the adoption of this program on July 31, 2008. During the Transition Period ended December 31, 2010, we repurchased approximately 1.2 million shares of our common stock at an average price of $29.30 for an aggregate repurchase price of $34.3 million, excluding brokerage commissions. This program was terminated in December 2010. Under the authorized stock repurchase program, we cumulatively repurchased approximately 1.4 million shares of our common stock for an aggregate repurchase price of $38.4 million, excluding brokerage commissions, in the open market through December 31, 2010. All numbers of shares and the average stock price have been adjusted retroactively to give effect to the Reverse/Forward Split.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it be reference into such filing.

The following performance graph compares the performance of our common stock to the Russell 2000 index and PHLX Oil Service Sector. The graph assumes that $100 was invested on March 31, 2006 and its relative performance was tracked through December 31, 2011 in our common stock and in each index. In prior years, our performance graph included the NASDAQ Composite and NASDAQ Computer & Data Processing indices. As we have shifted our business to the oilfield services and sports-related industries, our performance graph now includes comparisons to Russell 2000 and the PHLX Oil Service Sector. This analysis does not purport to be a representation of the actual market performance of our common stock or these indices.

COMPARISON OF 69 MONTH CUMULATIVE TOTAL RETURN*

Among Steel Excel, the Russell 2000 Index, and the PHLX Oil Service Sector Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/31/06
3/31/07
3/31/08
3/31/09
3/31/10
12/31/10
12/31/11
Steel Excel
Russell 2000
PHLX Oil Service Sector

*$100 invested on 3/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data

The following selected financial information has been derived from the Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We sold our data storage and software solutions and products business (the “DPS Business”) to PMC-Sierra, Inc. (“PMC-Sierra”) in June 2010 and sold our Snap Server Network Attached Storage business (the “Snap Server NAS business”) to Overland Storage, Inc. (“Overland”)  in June 2008. In addition, in July 2011, we reclassified our enterprise-class external storage products business (the “Aristos Business”) to discontinued operations. The information below has been reclassified to reflect the DPS Business, the Snap Server NAS business, and the Aristos Business as discontinued operations and prior periods have been reclassified to conform to this presentation.

	Fiscal Year	Nine-Month
	Ended	Period Ended
	December 31,	December 31,	Fiscal Years Ended March 31,
	2011(2)	2010(2)(3)	2010(2)(4)	2009(2)(5)	2008(2)(6)
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data(1):
Net revenues	$2,593	$-	$-	$-	-
Cost of revenues	$1,477	$-	$-	$-	-
Gross margin	$1,116	$-	$-	$-	-
Total operating expenses	$9,913	$14,989	$30,535	$29,653	35,618
Income (loss) from continuing operations, net of taxes	$(218)	$(17,386)	$(17,232)	$(6,499)	(5,887)
Income (loss) from discontinued operations, net of taxes	$1,910	$(11,289)	$(1,438)	$(8,418)	(4,207)
Gain on disposal of discontinued operations, net of taxes	$5,005	$10,916	$1,236	$4,727	479
Net income (loss) attributable to Steel Excel	$6,769	$(17,759)	$(17,434)	$(10,190)	(9,615)
Income (Loss) Per Share Data:
Basic
Income (loss) from continuing operations, net of taxes	$(0.02)	$(1.50)	$(1.45)	$(0.54)	$(0.50)
Income (loss) from discontinued operations, net of taxes	$0.64	$(0.03)	$(0.02)	$(0.31)	$(0.31)
Net income (loss)	$0.62	$(1.53)	$(1.46)	$(0.85)	$(0.81)
Diluted
Income (loss) from continuing operations, net of taxes	$(0.02)	$(1.50)	$(1.45)	$(0.54)	$(0.50)
Income (loss) from discontinued operations, net of taxes	$0.63	$(0.03)	$(0.02)	$(0.31)	$(0.31)
Net income (loss)	$0.62	$(1.53)	$(1.46)	$(0.85)	$(0.81)
Shares used in computing income (loss) per share
Basic	10,882	11,609	11,920	11,977	11,861
Diluted	10,897	11,609	11,920	11,977	11,861

	December 31,		March 31,
	2011(2)	2010(2)(3)	2010(2)(4)	2009(2)(5)	2008(2)(6)
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities(7)	$323,428	$352,411	$375,347	$376,592	626,216
Restricted cash and/or marketable securities	-	1,676	-	-	1,670
Total assets	368,677	367,552	429,076	450,107	700,087
Long-term liabilities(7)	10,767	13,189	9,568	14,974	19,231
Stockholders' equity	351,897	346,266	397,703	410,880	424,096
Working capital(7)	324,130	356,797	377,035	385,219	424,663

(1)
Prior period information has been reclassified to conform to the current period presentation. The reclassification for discontinued operations had no impact on net income (loss), total assets or stockholders’ equity.

The following actions affect the comparability of the data of the periods presented in the above table:

(2)	We recorded restructuring charges in the Transition Period and fiscal years 2010, 2009, and 2008 of $3.9 million, $1.1 million, $3.5 million, and $2.1 million, respectively.

(3)
In the Transition Period, we (i) recorded stock-based compensation expense of $0.5 million and cash compensation expense of $1.2 million, which primarily reflected the acceleration of unvested stock-based awards and a settlement of unvested stock-based awards in the form of a fixed cash payment, respectively, based on the modifications to such awards approved by our Compensation Committee of the Board of Directors, (ii) changed the remaining useful life of our intangible assets to reflect the pattern in which the economic benefits of the assets were expected to be realized, which materially impacted the amounts amortized, (iii) recorded an impairment charge of $10.2 million related to our long-lived assets that is included in “Loss from discontinued operations, net of taxes” (see Note 8 to the Consolidated Financial Statements) and (iv) recorded a gain of $10.7 million on the sale of the DPS Business (see Note 5 to the Consolidated Financial Statements).

(4)
In fiscal 2010, we (i) recorded stock-based compensation expense of $3.6 million, which included modifications of certain stock-based awards primarily related to our former Chief Executive Officer, resulting in a charge of $0.9 million, (ii) received $0.9 million as part of a class action suit (see Note 13 to the Consolidated Financial Statements), (iii) received $0.4 million from the sale of an investment in a non-controlling interest of a non-public company and (iv) recorded an additional gain of $1.2 million on the sale of the Snap Server NAS business.

(5)
In fiscal 2009, we (i) recorded an impairment charge of $16.9 million to write off goodwill, (ii) recorded stock-based compensation of $1.8 million, (iii) recorded a gain of $2.3 million on the sale of marketable equity securities, (iv) recorded a gain of $1.7 million on the repurchase of our 3/4% Convertible Senior Notes due 2023, or 3/4% Notes, on the open market, (v) recorded a gain of $4.6 million on the sale of the Snap Server NAS business and (vi) recorded a tax benefit arising from the resolution of tax disputes and the adjustment of taxes due in a prior period.

(6)
In fiscal 2008, we (i) recorded a gain of $6.7 million on the sale of certain properties, (ii) recorded stock-based compensation of $2.4 million and (iii) realized a gain of $1.6 million on the sale of a marketable debt security in a foreign entity that was obtained as part of a fiscal 2004 acquisition.

(7)
In the Transition Period, we sold the DPS Business to PMC-Sierra and received $29.3 million upon the closing of the transaction. In fiscal 2008, we reclassified our 3/4% Notes of $225.3 million from “long-term liabilities” to “current liabilities”. In fiscal 2009, we utilized cash to pay off substantially all of the debt associated with the 3/4% Notes, in the amount of $222.9 million. In addition, we paid approximately $38.0 million to acquire Aristos in fiscal 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 6. Selected Financial Data;” and “Item 8. Financial Statements and Supplementary Data.” This section includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements such as “will,” “believe,” “are projected to be” and similar expressions are statements regarding future events or our future performance, and include statements regarding projected operating results.  These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy our capital in a manner that maximizes stockholder value;  the ability to identify suitable acquisition candidates or business and investment opportunities; the inability to realize the benefits of our net operating losses; the possibility of being deemed an investment company under the Investment Company Act of 1940, as amended, which may make it difficult for us to complete future business combinations or acquisitions; the potential need to record impairment charges for marketable securities based on current market conditions; the ability to consolidate and manage our newly acquired businesses; fluctuations in demand for our services; operating risks inherent in the oilfield servicing industry; environmental and other health and safety laws and regulations, including those relating to climate change; general economic conditions and our expected liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Basis of Presentation

On December 7, 2010, our Board of Directors approved the change in our fiscal year-end from March 31 to December 31. As a result of this change, the prior fiscal year was a nine-month transition period from April 1, 2010 to December 31, 2010 (the “Transition Period”). References in this Annual Report on Form 10-K to “fiscal year 2011” or “fiscal 2011” refer to the calendar year of January 1, 2011 to December 31, 2011. References in this Annual Report on Form 10-K to “fiscal year 2010” or “fiscal 2010” refer to the period of April 1, 2001 to March 31, 2010.

We sold the DPS Business to PMC-Sierra in June 2010 and sold the Snap Server NAS business to Overland, in June 2008. In addition, in July 2011, we reclassified the Aristos Business to discontinued operations. Accordingly, we reclassified the consolidated financial statements and related disclosures for all periods, except for the historical Consolidated Balance Sheets and Statement of Stockholders’ Equity, to reflect these businesses as discontinued operations. These reclassifications had no impact on net loss, total assets or total stockholders’ equity. Unless otherwise indicated, the following discussions pertain only to our continuing operations.

At the close of business on October 3, 2011, we effected a reverse split (the “Reverse Split”) immediately followed by a forward split (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). At our 2011 annual stockholders meeting, our stockholders approved a proposal authorizing our Board to effect the reverse/forward stock split at exchange ratios determined by the Board within certain specified ranges.

The exchange ratio for the Reverse Split was 1-for-500 and the exchange ratio for the Forward Split was 50-for-1. As a result of the Reverse Split, stockholders holding less than 500 shares (the “Cashed Out Stockholders”) were entitled to a cash payment for all of their shares. All remaining stockholders following the Forward Split (the “Remaining Stockholders”) were also entitled to a cash payment for any fractional shares that they would otherwise have received. The cash payment that each Cashed Out Stockholder or Remaining Stockholder was entitled to receive was based upon such stockholder’s pro rata share of the total net proceeds received in the sale of the aggregated fractional shares by the Company’s transfer agent at prevailing prices on the open market.

As a result of the Reverse/Forward Split, our common stock outstanding went from 108,868,286 shares at September 30, 2011 to 10,886,829 shares at October 3, 2011. All shares outstanding and per share information for the current and previous financial periods being reported in this Annual Report on Form 10-K have been adjusted to reflect the Reverse/Forward Split.

Overview

We are primarily focused on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield servicing, sports, training, education, entertainment, and lifestyle businesses. For details regarding our historical business, which has been accounted for as discontinued operations, refer to Note 5 of the Notes to Financial Statements.

We currently operate in two segments (Sports-Related and Oilfield Servicing), but may add others in the future depending upon acquisition opportunities to further redeploy our working capital. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker. We currently report our business in two reportable segments, consisting of:

Sports-Related Services: provides services related to marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, concession and catering events and other events and related websites. In addition, we outfit little league baseball and softball players and coaches in official Major League Baseball uniforms.

Oilfield Servicing: provides technological advances in horizontal drilling and hydraulic fracturing. Services include snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time)

During the fiscal year ended December 31, 2011, we acquired two sports-related businesses and one oilfield servicing business.

On June 27, 2011, we acquired all of the net assets of Baseball Heaven LLC and Baseball Café, Inc. (collectively, “Baseball Heaven”), respectively, for an aggregate purchase price of $6.0 million in cash. Baseball Heaven is in the business of marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, and concession and catering events. Baseball Heaven is located in Long Island, New York and serves the northeast and mid-Atlantic areas of the United States. On August 15, 2011, we acquired all of the net assets used by The Show, LLC (“The Show”), which we contributed to The Show in exchange for a 75% membership interest. We paid an aggregate purchase price of $1.5 million in cash for these assets. The Show is engaged in the business of outfitting little league baseball and softball players and coaches in fully licensed Major League Baseball, minor league, and college replica uniforms and sponsoring, hosting, operating, and managing baseball and softball leagues, tournaments, and other events and related websites. The Show primarily operates in New York, Texas, Oklahoma, Colorado and California.

On December 7, 2011, we acquired the business and assets of Rogue Pressure Services, LLC (“Rogue”), a leader in the oilfield service industry located primarily in Williston, North Dakota and Eagle Ford, Texas, while operating in five states. The aggregate purchase price was $31.2 million, which includes cash of $29.0 million and a contingent consideration liability of $1.2 million pursuant to an earn-out clause based on the achievement of certain performance levels. This acquisition marked the launch of our new strategy to focus a portion of our acquisition efforts on new opportunities in the United States oilfield service industry presented by technological advances in horizontal drilling and hydraulic fracturing. Rogue provides snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time).

On February 9, 2012, we acquired the business and assets of Eagle Well Services, Inc. (“Eagle”), a leader in the oilfield service industry in the Bakken basin in North Dakota and Montana. The purchase price for this acquisition was $48.1 million in cash. Eagle will be part of our oilfield servicing segment.

Results of Operations

With the Aristos reclassification to discontinued operations in July 2011, all net revenues and cost of revenues have been reclassified as discontinued operations in fiscal periods prior to the fiscal year ended December 31, 2011. As such, there is no comparative presentation of results of operations as a percentage of net revenues. In addition, all research and development expenses and sales and marketing expenses have been reclassified as discontinued operations in fiscal periods prior to the fiscal year ended December 31, 2011, so there is no comparative discussion of these areas as well.

Sales, Marketing and Administrative Expense

As indicated above, all sales and marketing for fiscal periods prior to the fiscal year ended December 31, 2011 were reclassified as discontinued operations.

	Twelve-Month Period Ended:			Nine-Month Period Ended:			Twelve-Month Period Ended:
	December 31,		Percent	December 31,	January 1,	Percent	December 31,	March 31,	Percent
	2011	2010	Change	2010	2010	Change	2010	2010	Change
		(unaudited)			(unaudited)		(unaudited)
	(in millions, except percentages)

Selling, marketing and administrative	$9.9	$18.2	-46%	$11.0	$17.2	-36%	$18.2	$29.4	-38%

Fiscal 2011 includes selling and marketing expenditures from the recently acquired businesses, while all other periods presented include administrative expenses only. Our administrative expense for the fiscal year ended December 31, 2011 consists primarily of salaries, consulting fees and outside service provider fees.  As of December 31, 2010, we had 15 employees engaged in administrative activities but reduced staffing to one employee by May 2011. Other general and administrative positions were converted to consultants during fiscal 2011. As we continue to make acquisitions, we anticipate our general and administrative expense will increase. However, we do not anticipate such expense returning to the previous levels prior to our divesting from the computing and data processing industries.

The decrease in administrative expense in the Transition Period compared to the nine-month period ended January 1, 2010 was primarily a result of reductions in our workforce and infrastructure spending due to a restructuring plan we implemented in fiscal 2010, which resulted in a 57% decrease in our average headcount for employees engaged in selling, marketing and administrative functions. We also recorded lower stock-based compensation expense by $2.0 million in the Transition Period compared to the nine-month period ended January 1, 2010, as the nine-month period ended January 1, 2010 included stock-based compensation expense related to the modification of certain stock-based awards, and to a lesser extent, no stock-based awards were granted to employees in the Transition Period. The decrease in administrative expense in the Transition Period compared to the nine-month period ended January 1, 2010 was partially offset by cash compensation expense of $0.5 million related to the modification and settlement of certain unvested stock-based awards in the form of a fixed cash payment and expense of $0.5 million related to a discretionary bonus offered to Mr. Quicke, our Interim President and Chief Executive Officer.

The decrease in administrative expense in the Transition Period compared to the twelve-month period ended December 31, 2010 was also primarily the result of reductions in workforce and infrastructure spending as we initiated our restructuring plans.

Amortization of Acquisition-Related Intangible Assets

Our fiscal year 2011 results of operations include amortization of acquisition-related intangible assets from our recent acquisitions of Baseball Heaven and Rogue only.

Prior to our current fiscal year ended December 31, 2011, acquisition-related intangible assets included core and existing technologies, customer relationships, and backlog from our acquisition of Aristos in September 2008. We amortized the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, which originally ranged from three months to five years, and were subsequently changed during the Transition Period to approximately 5.25 months. The amortization of our intangible assets related to core and existing technologies was originally reflected in “Cost of revenues” in the Consolidated Statements of Operations but has been reclassified to “Loss from discontinued operations, net of taxes” as described in Note 8 to the Consolidated Financial Statements.

Restructuring Charges

	Twelve-Month Period Ended:			Nine-Month Period Ended:			Twelve-Month Period Ended:
	December 31,		Percent	December 31,	January 1,	Percent	December 31,	March 31,	Percent
	2011	2010	Change	2010	2010	Change	2010	2010	Change
		(unaudited)			(unaudited)		(unaudited)
	(in millions, except percentages)

Restructuring charges	$(0.0)	$4.5	-100%	3.9	0.5	680%	$4.5	$1.1	309%

There are no restructuring charges in fiscal 2011 as all restructuring plans were put into place by the end of our Transition Period. We implemented several restructuring plans during the Transition Period and fiscal years 2010 and 2009. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs.

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

Transition Period Restructuring Plan: In June 2010, we completed our actions and notified affected employees of the termination of their employment, primarily in engineering and general administrative functions, in connection with a restructuring plan adopted on May 6, 2010, with expected restructuring charges of $3.9 million.  The execution of this restructuring plan was substantially contingent upon the sale of the our DPS Business to PMC-Sierra, which transaction was consummated on June 8, 2010, and was intended to allow us to reduce our operating expenses following such sale. Certain of the employees notified continued to provide services through December 2010 in connection with the transition services we provided to PMC-Sierra, and to a lesser extent, to assist in corporate matters, including the completion of the wind down of the Aristos Business by the end of September 2010. We incurred severance and related benefits charges of $3.7 million associated with this restructuring plan, all of which $3.7 million was recorded in the Transition Period. We also consolidated our facilities and incurred a termination fee of $0.2 million in the Transition Period upon vacating a facility in California.

Fiscal 2010 Restructuring Plan: In the third quarter of fiscal 2010, we committed to a restructuring plan to better align our operating costs with the continued decline in our net revenues, resulting in a restructuring charge of $1.2 million in fiscal 2010.  We reduced our workforce primarily in the general administrative functions and provided severance and related benefits of $1.0 million. We also consolidated our facilities further and incurred a net estimated loss of $0.2 million for vacating certain premises.

Impairment of Long-Lived Assets

We performed a review of our long-lived assets and determined that an indicator was present in the Transition Period in which the carrying value was not recoverable.  We recorded an impairment charge of $4.8 million in the Transition Period to write off our intangible assets related to customer relationships and to reduce the carrying value of our property and equipment, net, to the estimated fair value based upon the market approach and in consideration of the perspective of market participants using or exchanging our long-lived assets. The write off of our intangible assets related to core and existing technologies was originally reflected in “Cost of revenues” in the Consolidated Statements of Operations, but was reclassified to “Loss from discontinued operations, net of taxes” when the Aristos Business was moved to discontinued operations in July 2011. See Notes 5 and 8 to the Consolidated Financial Statements for further discussions regarding the reclassification to discontinued operations and the impairment of our long-lived assets.

Interest and Other Income, Net

	Twelve-Month Period Ended:			Nine-Month Period Ended:			Twelve-Month Period Ended:
	December 31,		Percent	December 31,	January 1,	Percent	December 31,	March 31,	Percent
	2011	2010	Change	2010	2010	Change	2010	2010	Change
		(unaudited)			(unaudited)		(unaudited)
	(in millions, except percentages)

Interest and other income, net
Interest income, net	$4.1	$7.1	-42%	$5.1	$6.6	-23%	$7.1	$8.5	-16%
Gain on sale of marketing equity securities	$-	$-	0%	$-	$-	0%	$-	$-	0%
Gain on sale of investments	$-	$-	0%	$-	$0.4	-100%	$-	$0.4	-100%
Gain on settlement of class action suit	$-	$-	0%	$-	$0.9	-100%	$-	$0.9	-100%
Gain on extinguishment of debt, net	$-	$-	0%	$-	$-	0%	$-	$-	0%
Realized currency transaction gains (losses)	$3.9	$-	0%	$-	$0.4	-100%	$-	$0.4	-100%
Other	$0.4	$-	0%	$0.1	$0.3	-67%	$-	$0.2	-100%
	$8.4	$7.1	18%	$5.2	$8.6	-40%	$7.1	$10.4	-32%

Interest income reflects interest earned on our cash, cash equivalents and marketable securities’ balances and realized gains and losses on marketable securities. Other income, net, is primarily attributable to realized gains on marketable equity securities and investments, gains from the repurchase of certain portions of our 3/4% Notes, and fluctuations in foreign currency gains or losses, and to a lesser extent, includes recorded changes in values not deemed to be other-than-temporary on non-controlling interest on certain investments as well as gains and losses on the dispositions of property and equipment.  We expect that our interest and other income, net, will continue to decline in future periods primarily due to the maturity of higher yielding investments, our move to mainly government-issued securities and the use of our cash and cash equivalents to make future acquisitions.

The increase in interest and other income, net, in our fiscal 2011 compared to the Transition Period was primarily due to higher interest earned on our cash, cash equivalents and marketable securities’ balances. The decrease in interest and other income, net, in the Transition Period compared to the nine-month period ended January 1, 2010 was primarily due to lower interest earned on our cash, cash equivalents and marketable securities' balances and gains of $1.3 million recognized in the nine-month period ended January 1, 2010 related to the settlement of a class action suit and the sale of an investment.

Benefit From (Provision For) Income Taxes

	Twelve-Month Period Ended:			Nine-Month Period Ended:			Twelve-Month Period Ended:
	December 31,		Percent	December 31,	January 1,	Percent	December 31,	March 31,	Percent
	2011	2010	Change	2010	2010	Change	2010	2010	Change
		(unaudited)			(unaudited)		(unaudited)
	(in millions, except percentages)

Benefit from (provision for) income taxes on continuing operations	$0.2	$(7.7)	-103%	(7.6)	$2.9	-362%	$(7.7)	$2.8	-375%

Our effective tax rates include foreign losses in jurisdictions where no tax benefit is derived, foreign taxes in jurisdictions where tax rates differ from U.S. tax rates, changes in the valuation allowance on deferred tax assets, certain state minimum taxes, dividends from foreign subsidiaries, tax benefits associated with settling certain tax disputes primarily with the United States, Singapore and German taxing authorities, releases of our Irish withholding taxes, changes in judgment related to uncertain tax positions in both the United States and foreign jurisdictions based on new information received and new uncertain tax positions that were identified. Our effective tax rates also include the Company realizing certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries and the receipt of dividends from foreign subsidiaries.

In fiscal 2011, our tax benefit consisted primarily of the reversal of reserves for foreign taxes as a result of a favorable settlement in Singapore. In addition, during fiscal 2011, we made significant changes to our historic investment portfolio to move to primarily low-risk interest-bearing government securities. In our judgment, these changes were significant enough to consider the legacy portfolio to have been disposed of for the purpose of tracking a disproportionate tax effect that arose in fiscal 2008. Further, we realized certain currency translation gains due to substantial liquidation of certain of our foreign subsidiaries that were partially offset by tax benefits from losses incurred in certain foreign jurisdictions and reversal of certain foreign reserves.

In the Transition Period and the twelve-month period ended December 31, 2010, our tax provision included tax expenses of $7.9 million primarily due to changes in judgment related to the on-going audits in our foreign jurisdictions.

In fiscal 2010, our tax benefit included tax benefits of $1.3 million related to additional tax refunds that became available to us during fiscal 2010 due to the enactment of the Worker, Homeownership and Business Act of 2009, which allowed for an extension of the NOL carryback period from two to five years for United States federal tax purposes. We also recorded tax benefits of $4.4 million in fiscal 2010 primarily due to reaching final settlement with the German tax authorities for fiscal years 2001 through 2004 and the Singapore tax authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. This was partially offset by tax expense of $3.6 million in fiscal 2010 primarily due to changes in judgment related to the on-going audits in our foreign jurisdictions.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income.  If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income.  For details regarding the Company’s NOL carryforwards, please refer to Note 14 of the Notes to Consolidated Financial Statements.

As of December 31, 2011, the Company’s total gross unrecognized tax benefits were $29.9 million, of which $9.2 million, if recognized, would affect the effective tax rate.  There was an overall decrease of $1.9 million in the Company’s gross unrealized tax benefits from the Transition Period to fiscal 2011, primarily due to the reversal of reserves for foreign taxes as a result of a favorable settlement with the Singapore taxing authorities for the tax assessment years of 2003 and 2004.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of December 31, 2011, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions.  U.S. tax attributes generated in fiscal years 1999 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

Income (Loss) From Discontinued Operations, Net of Taxes

	Twelve-Month Period Ended:			Nine-Month Period Ended:			Twelve-Month Period Ended:
	December 31,		Percent	December 31,	January 1,	Percent	December 31,	March 31,	Percent
	2011	2010	Change	2010	2010	Change	2010	2010	Change
		(unaudited)			(unaudited)		(unaudited)
	(in millions, except percentages)
Income (loss) from discontinued operations, net of taxes	$6.9	$(1.3)	-631%	$(0.4)	$0.7	-157%	$(1.3)	$(0.2)	550%

The income from discontinued operations, net of taxes, for fiscal 2011 includes the release of the $5.0 million DPS Holdback related to the sales of our DPS Business to PMC-Sierra and the sale of $1.9 million of patents related to our DPS Business. The change in discontinued operations in the Transition Period compared to nine-month period ended January 1, 2010 was primarily attributable to the gain of $10.7 million, net of taxes of $6.6 million, on the sale of the DPS Business to PMC-Sierra, which was consummated in June 2010, and was recorded in the Transition Period in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations. We also recorded a gain of $0.1 million, $1.0 million, and $1.2 million in the Transition Period, nine-month period ended January 1, 2010 and fiscal year 2010, respectively in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations related to the sale of the Snap Server NAS business with Overland. The gain recorded in the Transition Period and fiscal 2010 for the sale of the Snap Server NAS business was based on the cash received in connection with the amended promissory note agreement with Overland, in which Overland was allowed to pay us the remaining $1.2 million receivable plus accrued interest by March 31, 2010. We also incurred “Income (loss) from discontinued operations, net of taxes” of $(18.1) million, $(3.3) million, and $(6.0) million in the Transition Period, nine-month period ended January 1, 2010 and fiscal year 2010, respectively, related to the Aristos Business, DPS Business and Snap Server NAS business.

Liquidity and Capital Resources

Key Components of Cash Flow

Working Capital: Our principal source of liquidity is cash on hand and marketable securities. We focus on managing the critical components of working capital, which include payables and short-term debt. Our working capital at December 31, 2011 and 2010 was $324.1 million and $356.8 million, respectively.

The decrease in working capital at December 31, 2011 compared to December 31, 2010 of $32.7 million is primarily attributable to our acquisitions of Baseball Heaven, The Show, and Rogue that were made with cash. The decrease in working capital at December 31, 2010 compared to March 31, 2010 of $20.2 million was attributable to the proceeds received of $29.3 million in connection with the consummation of the sale of the DPS Business to PMC-Sierra, decrease in accounts payables and accrued liabilities of $13.7 million as we made payments to our suppliers, service providers and employees related to compensation matters (which included payments made under our restructuring plans and the settlement of unvested stock-based awards in the form of a fixed cash payment) and an increase of $6.0 million related to our building that we classified as assets held for sale. This was offset by decreases in accounts receivable of $7.5 million and inventory of $2.3 million as PMC-Sierra acquired substantially all assets related to the DPS Business, and to a lesser extent, the wind down of the Aristos Business, and a decrease in prepaid expenses and other current assets of $8.8 million primarily related to a tax refund received from the IRS and the release of non-cash deferred costs in association with the recognition of deferred revenue in the Transition Period.

Operating activities: Operating cash activities consist of loss from continuing operations, net of taxes, adjusted for certain  non-cash items and changes in assets and liabilities. Non-cash items generally consisted of the non-cash effect of impairment charges, gain on sale of the long-lived assets, gain on the repurchase of the 3/4% Notes, depreciation and amortization of intangible assets, property and equipment, marketable securities and 3/4% Notes, and stock-based compensation expense.

Net cash provided by operating activities was $10.8 million for fiscal 2011 compared to $17.5 million used in the twelve-month period ended December 31, 2010. The increase in cash provided by operations is primarily the result of our recent acquisitions of operating businesses. Net cash used in operating activities was $14.3 million in the Transition Period compared to cash provided by operating activities of $6.7 million in the nine-month period ended January 1, 2010. The decline in operating activities was primarily due to an increase in the net loss of $7.3 million, a decrease in cash provided by operating activities from discontinued operations of $9.3 million and changes in working capital assets and liabilities that decreased cash used in operations by $3.9 million, which was driven by the sale of the DPS Business to PMC-Sierra as PMC-Sierra purchased substantially all accounts receivable and inventory and certain fixed assets related to the DPS Business while we retained substantially all liabilities, and to a lesser extent, due to the wind down of the Aristos Business. This was offset by an increase in the Transition Period of non-cash charges related to depreciation and amortization of $6.0 million primarily due to a change in the remaining useful life of our intangible assets and impairment charges of $10.2 million on our intangible assets and property and equipment, net resulting from our decisions to wind down the Aristos Business and put our building up for sale.

Investing activities: Investing cash activities generally consist of purchases, sales and maturities of marketable securities, net cash used for acquisitions, proceeds from the sale of our DPS Business and Snap Server NAS business (prior to fiscal 2011), proceeds from the sale of investments, and purchases of property and equipment.  Net cash provided by (used in) investing activities was $(40.9) million, $2.6 million, $21.1 million, $(31.9) million and $(50.4) million in fiscal 2011, the twelve-month period ended December 31, 2010, the Transition Period, the nine-month period ended January 1, 2010 and fiscal year 2010, respectively.

The investing activities of fiscal 2011 included the three acquisitions aggregating $36.5 million. In the Transition Period, we received proceeds from the sale of our DPS Business to PMC-Sierra of $29.3 million. We utilized cash for the net purchases of marketable securities of $7.2 million, $30.8 million and $48.9 million in the Transition Period, nine-month period ended January 1, 2010 and fiscal 2010, respectively. We continue to manage our cash through interest-bearing accounts. We minimized our purchasing of property and equipment, net, from the nine-month period ended January 1, 2010 to the Transition Period as we continued to focus on cost control programs. We also entered into a software license agreement with Synopsys in the nine-month period ended January 1, 2010 for $1.8 million, of which $0.7 million was paid in the nine-month period ended January 1, 2010 and the remaining $1.1 million was paid in the Transition Period.

Financing activities: Financing cash activities consist primarily of repurchases of long-term debt and our common stock under the repurchase program, and employee stock option exercises. Net cash provided by (used in) financing activities in fiscal 2011, the twelve-month period ended December 31, 2010, the Transition Period, the nine-month period ended January 1, 2010, and fiscal year 2010 was $29,000, $(32.3) million, $(32.5) million, $(1.7) million and $(1.4) million, respectively. In the nine-month period ended January 1, 2010, and fiscal years 2010 and 2009, we repurchased $0.1 million, $0.1 million and $224.5 million, respectively, in principal amount of our 3/4% Notes for an aggregate price of $0.1 million, $0.1 million and $222.9 million, respectively. In the Transition Period, the nine-month period ended January 1, 2010 and fiscal year 2010, we also repurchased $34.7 million, $1.7 million and $1.7 million, respectively, of our common stock in connection with our authorized stock repurchase program.

Common Stock Repurchase Program

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. We announced the adoption of this program on July 31, 2008. During the Transition Period, we repurchased approximately 1.2 million shares of our common stock at an average price of $29.30 for an aggregate repurchase price of $34.3 million, excluding brokerage commissions. In fiscal 2010, we repurchased approximately 0.1 million shares of our common stock at an average price of $24.60 for an aggregate repurchase price of $1.7 million, excluding brokerage commissions. This program was terminated in December 2010. Under the authorized stock repurchase program, we cumulatively repurchased approximately 1.4 million shares of our common stock for an aggregate repurchase price of $38.4 million, excluding brokerage commissions, in the open market through December 31, 2010.

Liquidity and Capital Resource Requirements

At December 31, 2011, we had $323.4 million in cash, cash equivalents and marketable securities, of which approximately $1.7 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, commercial paper, state and municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-backed and asset-backed securities, and were recorded on our Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in the Consolidated Statements of Stockholders’ Equity.

Our investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements and to maximize total return. Our investment policy establishes minimum ratings for each classification of investments when purchased and investment concentration is limited to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio. In February 2012, we updated our investment policy to allow for investments in equity securities up to $10.0 million. Prior to this, our policy did not allow investments in equity securities. Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation.

In fiscal 2011, the Transition Period and fiscal 2010, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

We anticipate making additional acquisitions of businesses, and we may be required to use a significant portion of our available cash balances for such acquisitions or for working capital needs thereafter.

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At December 31, 2011 and 2010, the carrying value of such investments aggregated $1.1 million and $1.2 million, respectively, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these investments in the future.

We believe that our cash balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of multiple acquisitions in fiscal 2011 and the anticipation of additional acquisitions in the future, prevailing economic conditions and/or financial, business and other factors beyond our control could adversely affect our estimates of our future cash requirements. As such, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, we may not be able to obtain adequate or favorable equity financing, if needed, due in part to our shares of common stock currently trading on the OTCQB Market. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to litigation or claims, including claims related to businesses that we wound down or sold, which are normal in the course of business, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

For an additional discussion of certain risks associated with legal proceedings, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Convertible Subordinated Notes

In fiscal 2010, we repurchased a total of $0.1 million at a price equal to 100% of the principal amount of the 3/4% Notes.  At December 31, 2011, we had a remaining liability of $0.3 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We may seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months (See Note 9 to the Consolidated Financial Statements for a detailed discussion).

Contractual Obligations

Our contractual obligations at December 31, 2011 are as follows:

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 Years
	(in thousands)

Short-term debt(1)	$349	$349	$-	$-	$-
Operating lease obligations(2)	2,346	602	888	856	-
Tax obligations(3)	10,737	-	10,737	-	-
Total	$13,432	$951	$11,625	$856	$-

(1)
Short-term debt includes anticipated interest payments on our ¾% Notes that are not recorded on our Consolidated Balance Sheet. As we will seek to make open market repurchases of the remaining balance of our ¾% Notes within the next 12 months, we have continued to classify the ¾% Notes as short-term obligations, due in less than one year. Any future repurchases of our ¾% Notes would reduce anticipated interest and/or principal payments

(2)	Operating lease obligations relate to facility leases.

(3)
Tax obligations relate to liabilities for uncertain tax positions, which were reflected in “Other long-term liabilities.” The timing of any payments that could result from the unrecognized tax benefits will depend on a number of factors. Management believes that it is not reasonably possible that the net unrecognized benefits will change significantly within the next 12 months. For the purposes of this table, we have disclosed the gross unrecognized tax benefits in the “one to three years” column based on our estimate of the timing of payment for the remaining tax obligations.

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

Fair Value Measurements: We measure fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting principles generally accepted in the United States of America fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels, as described below:

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

Cash, Cash Equivalents and Marketable Securities Valuation: Our marketable securities are classified as available-for-sale and are reported at fair market value, inclusive of unrealized gains and losses, as of the respective balance sheet date. Marketable securities consist of corporate obligations, United States government securities, and government agencies. Our Consolidated Balance Sheet is updated at each reporting period to reflect the change in the fair value of our marketable securities that have declined below or risen above their original cost. Our Consolidated Statements of Operations reflect a charge in the period in which a determination is made that the decline in fair value is considered to be other-than-temporary. We do not hold our securities for trading or speculative purposes.

Property and Equipment: Property and equipment are recorded at cost and depreciated using the straight-line method with the following useful lives:

	Sports-related	Oilfield Servicing
	(in years)

Building and sports fields	10-25	N/A
Rigs and workover equipment	N/A	15
Other equipment	5-10	5-7
Vehicles	N/A	7
Furniture and fixtures	5	5

Repairs and maintenance of property and equipment are expensed as incurred.

Impairment of Long-Lived Assets: Long-lived assets primarily relate to our intangible assets and property and equipment.  Intangible assets are amortized on a straight-line and accelerated basis over their estimated useful lives, which range from five to ten years. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to 25 years.

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

Based on our decision to pursue the sale or disposition of assets and/or business operations in December 2009, we evaluated and recorded impairment charges in the Transition Period ended December 31, 2010 aggregating $10.2 million. Of this $10.2 million, $6.1 million related to the write-off of intangible assets and $4.1 million related to the reduction of the carrying value of property and equipment, net, to our estimated fair value. There were no impairment charges recorded in fiscal 2011 and 2010.

Revenue Recognition: In general, we recognize revenue upon providing the product or service. We provide services and products through two segments: Sports-Related and Oilfield Servicing. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements (“MSAs”) that are short-term in nature. The MSAs establish per day or per usage rates for equipment services. Oil and gas services revenue is recognized daily on a proportionate performance method, based on services rendered. Revenue is reported net of sales tax collected. For sports services revenues, we do not recognize revenue until the tournament or league occurs. For sports products, we recognize revenue upon shipment.

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

Environmental Liabilities: We are responsible in many cases for any environmental liabilities resulting from our oilfield services work. We do not anticipate significant environmental liabilities for work completed through December 31, 2011, so no reserve for environmental liabilities has been recorded.

Acquisitions

During the fiscal year ended December 31, 2011, we began implementing our strategy of redeploying our working capital by making three acquisitions.

On June 27, 2011, we acquired all of the net assets of Baseball Heaven for an aggregate purchase price of $6.0 million in cash. Baseball Heaven is in the business of marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, and concession and catering events. Baseball Heaven is located in Long Island, New York and serves the northeast and mid-Atlantic areas of the United States.

On August 15, 2011, we acquired all of the net assets used by The Show, which we contributed to The Show in exchange for a 75% membership interest. We paid an aggregate purchase price of $1.5 million in cash for these assets. The Show is engaged in the business of outfitting little league baseball and softball players and coaches in fully licensed Major League Baseball, minor league, and college replica uniforms and sponsoring, hosting, operating, and managing baseball and softball leagues, tournaments, and other events and related websites. The Show primarily operates in New York, Texas, Oklahoma, Colorado and California.

On December 7, 2011, we acquired the business and assets of Rogue, a leader in the oilfield service industry located primarily in Williston, North Dakota and Eagle Ford, Texas, while operating in five states. The aggregate purchase price was $31.2 million, which includes cash of $29.0 million and a contingent consideration liability of $1.2 million pursuant to an earn-out clause based on the achievement of certain performance levels. This acquisition marked the launch of our new strategy to focus a portion of our acquisition efforts on new opportunities in the United States oilfield service industry presented by technological advances in horizontal drilling and hydraulic fracturing. Rogue provides snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time).

In addition, on February 9, 2012, we acquired the business and assets of Eagle Well Services, Inc. (“Eagle”), a leader in the oilfield service industry in the Bakken basin in North Dakota and Montana. The purchase price for this acquisition was $48.1 million in cash. Eagle will be part of our oilfield servicing segment.

Business Disposition and Wind Down

We sold the DPS Business to PMC-Sierra on June 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by us upon the closing of the transaction and the remaining $5.0 million was withheld in an escrow account (“DPS Holdback”).  The DPS Holdback was released to us on June 8, 2011, one year after the consummation of the sale, except for $0.1 million to provide for one disputed claim, and was recognized as contingent consideration in discontinued operations when received. The $0.1 million was received in September 30, 2011.

In July 2011, we ceased our efforts to sell or license our intellectual property from the Aristos Business and finalized the wind down of such business.

As such, the disposed DPS Business and wound down Aristos Business are reflected as discontinued operations in the accompanying financial statements and prior periods have been reclassified to conform to this presentation.

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncement, see “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Subsequent Events

On February 9, 2012, we acquired the business and assets of Eagle, a leader in the oilfield service industry serving customers in the Bakken basin in North Dakota and Montana. The aggregate purchase price for this acquisition was $48.1 million in cash. Eagle will be part of our oilfield servicing segment.

On February 13, 2012, we jointly announced with BNS Holding Inc. (“BNS”) that we were engaged in preliminary discussions regarding a possible acquisition of BNS. BNS is a holding company whose operating subsidiary is Sun Well Service, Inc., a provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin in North Dakota and Montana.

Steel Partners owns approximately 85% of BNS. We have appointed a special committee of independent directors to consider and negotiate the transaction. BNS has appointed a special committee of its independent director to consider the transaction on behalf of its unaffiliated stockholders. No assurances can be given that an agreement between the parties can be reached or, if an agreement is reached, that any such transaction will be completed. We do not intend to make any further public announcement concerning this possible transaction unless and until a definitive agreement has been signed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to our investment portfolio and debt issuances. As of December 31, 2011, our available-for-sale securities, excluding those classified as cash equivalents, aggregated $314.9 million (see Note 6 to the Consolidated Financial Statements) and included corporate obligations, government agencies and United States government securities, all of which are high investment grade as specified by our investment policy. Our investment policy also limits investment concentrations, the final maturity of any investment and the overall duration of the portfolio to preserve capital, meet liquidity requirements and maximize total return. Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation. If the yield-to-maturity on our current available-for-sale investments declines by 10%, our “Interest and other income, net” in the Consolidated Statements of Operations would be negatively impacted by approximately $0.1 million.

Equity Price Risk

We consider our direct exposure to equity price risk to be minimal. We have invested in technology companies through two venture capital funds. As of December 31, 2011, the carrying value of such investments aggregated $1.1 million (see Note 7 to the Consolidated Financial Statements). We monitor our equity investments on a periodic basis, by recording these investments based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical.  In the event that the carrying value of our equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of the investments in the future.  Such an action would adversely affect our financial results.

Foreign Currency Risk

We translate foreign currencies into U.S Dollars for reporting purposes and currency fluctuations can have an impact on our results. For our fiscal year 2011, the Transition Period and fiscal year 2010, there was no material currency exchange impact from our intercompany transactions. The amount of local currency obligations settled in any period is not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations.

Item 8. Financial Statements and Supplementary Data

Please see Item 15(a)(1) of this Annual Report on Form 10-K for our Consolidated Financial Statements and supplementary data.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rogue, which was acquired on December 7, 2011, and which is included in our consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Rogue constituted 9% and 8% of total assets and net assets, respectively, as of December 31, 2011, and 55% and 2% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Rogue because of the timing of the acquisition.

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

Item 9B. Other Information

On November 17, 2011, the Compensation Committee of our Board of Directors granted a restricted stock unit representing the right to receive 2,500 shares of our common stock upon vesting to Mark Zorko, our Chief Financial Officer, under our 2004 Equity Incentive Plan, as amended and restated on August 20, 2008. The restricted stock unit vests in equal quarterly installments over a three-year period from the date of grant.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors, executive officers and corporate governance required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2012.

Item 11. Executive Compensation

Information with respect to executive compensation required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2012.

Item 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Predecessor Independent Registered Public Accounting Firm	F-4
Consolidated Statements of Operations for the fiscal year ended December 31, 2011, the nine-month transition period ended December 31, 2010 and the fiscal year ended March 31, 2010	F-5
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-6
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2011, the nine-month transition period ended December 31, 2010 and the fiscal year ended March 31, 2010	F-7
Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal year ended December 31, 2011, the nine-month transition period ended December 31, 2010 and the fiscal year ended March 31, 2010
F-8
Notes to Consolidated Financial Statements	F-9

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	II-1

3.	Exhibits

The exhibits listed in the accompanying Index to Exhibits, which follows the signature page, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits – see item 15(a)(3) above.

(c)	Financial Statement Schedules – see Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Steel Excel Inc.
Milpitas, California

We have audited the accompanying consolidated balance sheet of Steel Excel Inc. (formerly ADPT Corporation) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the 2011 financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts as of and for the year ended December 31, 2011. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Excel Inc. at December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II – Valuation and Qualifying Accounts as of and for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Excel, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012 expressed an unqualified opinion thereon.

We also have audited the reclassifications to the consolidated financial statements for the nine months ended December 31, 2010 and the year ended March 31, 2010 resulting from presenting the Company’s Aristos Business as a discontinued operation and retroactively adjusting outstanding share and per share information for a reverse/forward split, as described in Notes 1 and 5. In our opinion, such reclassifications are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the December 31, 2010 and March 31, 2010 financial statements of the Company referred to above other than with respect to the reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2010 and March 31, 2010 financial statements taken as a whole.  The reclassifications had no effect on net loss.

/s/ BDO USA, LLP

San Jose, California
March 13, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Steel Excel Inc.
Milpitas, California

We have audited Steel Excel Inc.’s (formerly ADPT Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Excel, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rogue Pressure Services LLC, which was acquired on December 7, 2011, and which is included in the consolidated balance sheet of Steel Excel Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Rogue Pressure Systems, LLC constituted 9% and 8% of total assets and net assets, respectively, as of December 31, 2011, and 55% and 2% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Rogue Pressure Systems, LLC. because of the timing of the acquisition which was completed on December 7, 2011. Our audit of internal control over financial reporting of Steel Excel Inc. also did not include an evaluation of the internal control over financial reporting of Rogue Pressure Systems, LLC.

In our opinion, Steel Excel Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Steel Excel Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended and our report dated March 13, 2012 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP

San Jose, California
March 13, 2012

Report of Predecessor Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Steel Excel Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1, present fairly, in all material respects, the financial position of Steel Excel Inc. (formerly ADPT Corporation) and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the nine month period ended December 31, 2010 and for the year ended March 31, 2010, before the effects of the adjustments to retrospectively reflect the discontinued operations and the reverse/forward stock split described in Note 1, in conformity with accounting principles generally accepted in the United States of America (the 2010 financial statements before the effects of the adjustments described in Note 1 are not presented herein).  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for the nine month period ended December 31, 2010 and for the year ended March 31, 2010, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations and the reverse/forward stock split described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

/s/  PricewaterhouseCoopers LLP
San Jose, California
March 3, 2011

STEEL EXCEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
Revenues
Products	$324	$-	$-
Services	2,269	-	-
	2,593	-	-

Cost of revenues
Products	141	-	-
Services	1,336	-	-
	1,477	-	-

Gross margin	1,116	-	-

Operating expenses
Selling, marketing and administrative	9,944	11,045	29,400
Restructuring charges	(31)	3,944	1,135
Total operating expenses	9,913	14,989	30,535

Operating loss	(8,797)	(14,989)	(30,535)

Interest and other income, net	8,358	5,208	10,461
Interest expense	(5)	(3)	(6)

Loss from continuing operations before income taxes	(444)	(9,784)	(20,080)

Benefit from (provision for) income taxes	226	(7,602)	2,848

Loss from continuing operations, net of taxes	(218)	(17,386)	(17,232)

Income (loss) from discontinued operations, net of taxes	1,910	(11,289)	(1,438)
Gain on disposal of discontinued operations, net of taxes	5,005	10,916	1,236
Net income (loss) from discontinued operations, net of taxes	6,915	(373)	(202)

Net income (loss)	6,697	(17,759)	(17,434)

Net loss attributable to non-controlling interest in The Show	(72)	-	-

Net income (loss) attributable to Steel Excel Inc.	$6,769	$(17,759)	$(17,434)

Basic income (loss) per share:
Loss from continuing operations, net of taxes	$(0.02)	$(1.50)	$(1.45)
Income (loss) from discontinued operations, net of taxes	$0.64	$(0.03)	$(0.02)
Net income (loss) attributable to Steel Excel	$0.62	$(1.53)	$(1.46)

Diluted income (loss) per share:
Loss from continuing operations, net of taxes	$(0.02)	$(1.50)	$(1.45)
Income (loss) from discontinued operations, net of taxes	$0.63	$(0.03)	$(0.02)
Net income (loss) attributable to Steel Excel	$0.62	$(1.53)	$(1.46)

Shares used in computing income (loss) per share:
Basic	10,882	11,609	11,920
Diluted	10,897	11,609	11,920

See accompanying Notes to Consolidated Financial Statements.

STEEL EXCEL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$8,487	$38,276
Marketable securities	314,941	314,135
Restricted cash	-	1,676
Accounts receivable, net of allowance for doubtful accounts of $80	4,660	-
Prepaid expenses and other current assets	2,055	4,807
Assets held for sale	-	6,000
Total current assets	330,143	364,894
Property and equipment, net	21,060	-
Goodwill	8,244	-
Intangible assets, net	5,786	-
Other long-term assets	3,444	2,658

Total assets	$368,677	$367,552

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$1,841	$3,353
Accrued expenses and other liabilities	3,826	4,398
3/4% convertible senior subordinated notes due 2023	346	346
Total current liabilities	6,013	8,097
Deferred income taxes	30	986
Other long-term liabilities	10,737	12,203
Total liabilities	16,780	21,286

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock; $0.001 par value; Authorized shares, 1,000; Series A Shares, 250 designated; outstanding shares, none	-	-
Common stock; $0.001 par value; Authorized shares, 40,000; outstanding shares, 10,892 and 10,882 at December 31, 2011 and 2010, respectively	108	108
Additional paid-in capital	171,539	170,987
Accumulated other comprehensive income	743	2,861
Retained earnings	179,079	172,310
Non-controlling interest in The Show	428	-
Total shareholders' equity	351,897	346,266

Total liabilities and shareholders' equity	$368,677	$367,552

See accompanying Notes to Consolidated Financial Statements.

STEEL EXCEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
Cash Flows From Operating Activities:
Net income (loss)	$6,769	$(17,759)	$(17,434)
Less: Income (loss) from discontinued operations, net of taxes	6,915	(373)	(202)
Loss from continuing operations, net of taxes	(146)	(17,386)	(17,232)
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by (used in) operating activities of continuing operations:
Stock-based compensation expense	523	470	2,952
Depreciation and amortization	2,809	3,214	3,184
Gain on release of foreign currency translation, net of taxes	(2,542)	-	-
Adjustment of deferred taxes	1,395	-	-
Gain on sale of investments	-	-	(440)
Changes in current assets and liabilities:
Accounts receivable	(569)	-	-
Prepaid expenses and other current assets	2,835	6,554	(30)
Assets held for sale	6,216	-	-
Other assets	(802)	153	6,332
Accounts payable	177	(7,120)	(1,202)
Accrued expenses and other liabilities	(5,934)	(6,717)	(8,513)
Net loss attributable to The Show	(72)	-	-
Net cash provided by (used in) operating activities of continuing operations	3,890	(20,832)	(14,949)
Net cash provided by operating activities of discontinued operations	6,933	6,519	18,362
Net cash provided by (used in) operating activities	10,823	(14,313)	3,413

Cash Flows From Investing Activities:
Purchases of net assets in acquisitions	(36,530)	-	-
Purchases of property and equipment	(65)	-	(281)
Proceeds from sale of investments	-	-	440
Purchases of marketable securities	(537,898)	(198,403)	(236,947)
Sales of marketable securities	441,226	141,681	102,856
Maturities of marketable securities	92,321	49,536	85,187
Net cash used in investing activities of continuing operations	(40,946)	(7,186)	(48,745)
Net cash provided by (used in) investing activities of discontinued operations	-	28,285	(1,704)
Net cash provided by (used in) investing activities	(40,946)	21,099	(50,449)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	29	2,169	448
Repurchases of common stock	-	(34,684)	(1,756)
Repurchases of long-term debt	-	-	(128)
Net cash provided by (used in) financing activities	29	(32,515)	(1,436)
Effect of foreign currency translation on cash and cash equivalents	305	57	696

Net decrease in cash and cash equivalents	(29,789)	(25,672)	(47,776)
Cash and cash equivalents, beginning balance	38,276	63,948	111,724

Cash and cash equivalents, ending balance	$8,487	$38,276	$63,948

See accompanying Notes to Consolidated Financial Statements.

STEEL EXCEL INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, March 31, 2009	12,071	$120	$200,293	$2,964	$207,503	$-	$410,880
Components of comprehensive loss:
Net loss	-	-	-	-	(17,434)		(17,434)
Unrealized gains on available-for-sale investments, net of taxes	-	-	-	110	-		110
Foreign currency translation adjustments, net of taxes	-	-	-	1,212	-		1,212
Total comprehensive loss, net of taxes							(16,112)
Sale of common stock under employee option plans	18	1	447	-	-		448
Net issuance of restricted shares	62	-	-	-	-		-
Net settlement of restricted shares	(40)	(1)	(1,572)	-	-		(1,573)
Stock-based compensation	-	-	5,816	-	-		5,816
Repurchase of common stock	(71)	(1)	(1,755)	-	-		(1,756)
Balance, March 31, 2010	12,040	119	203,229	4,286	190,069	-	397,703
Components of comprehensive loss:
Net loss	-	-	-		(17,759)		(17,759)
Unrealized losses on available-for-sale investments, net of taxes	-	-	-	(1,566)	-		(1,566)
Foreign currency translation adjustments, net of taxes	-	-	-	141	-		141
Total comprehensive loss, net of taxes							(19,184)
Sale of common stock under employee option plans	76	1	2,168	-	-		2,169
Net issuance of restricted shares	(62)	-	-	-	-		-
Net settlement of restricted shares	1	(1)	(860)	-	-		(861)
Stock-based compensation	-	-	1,123	-	-		1,123
Repurchase of common stock	(1,173)	(11)	(34,673)	-	-		(34,684)
Balance, December 31, 2010	10,882	108	170,987	2,861	172,310	-	346,266
Components of comprehensive loss:
Net income attributable to Steel Excel	-				6,769		6,769
Net loss attributable to The Show	-					(72)	(72)
Unrealized gains on available-for-sale investments, net of taxes	-			260			260
Foreign currency translation adjustments, net of taxes	-			(2,378)			(2,378)
Total comprehensive income, net of taxes							4,579
Sale of common stock under employee option plans	1	-	29				29
Net issuance of restricted shares	5	-					-
Net settlement of restricted shares	4	-					-
Stock-based compensation	-	-	523				523
Initial non-controlling interest of The Show						500	500
Balance, December 31, 2011	10,892	$108	$171,539	$743	$179,079	$428	$351,897

See accompanying Notes to Consolidated Financial Statements.

STEEL EXCEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization and Summary of Significant Accounting Policies

Description

Steel Excel Inc. (“Steel Excel” or the “Company”) is primarily focused on capital redeployment and identification of new business operations in which it can utilize its existing working capital and maximize the use of the Company’s net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield servicing, sports, training, education, entertainment, and lifestyle businesses. For details regarding the Company’s historical business, which has been accounted for as discontinued operations, refer to Note 5 of the Notes to Financial Statements. The Company was previously known as ADPT Corporation.

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of Steel Excel and its subsidiaries. The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change of Fiscal Year

On December 7, 2010, the Company’s Board of Directors approved the change in its fiscal year-end from March 31 to December 31. As a result of this change, the prior fiscal year was a nine-month transition period from April 1, 2010 to December 31, 2010 (the “Transition Period”). References in these Notes to Consolidated Financial Statements (the “Notes”) to “fiscal year 2011” or “fiscal 2011” refer to the calendar year of January 1, 2011 to December 31, 2011. References in these Notes to “fiscal year 2010” or “fiscal 2010” refers to the twelve-month period of April 1, 2009 to March 31, 2010.

During fiscal year 2011, we acquired two sports-related businesses and one oilfield servicing business. We operate in two reportable segments: Sports-Related and Oilfield Services. See Note 17 for additional details.

Use of Estimates and Reclassifications

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

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

The exchange ratio for the Reverse Split was 1-for-500 and the exchange ratio for the Forward Split was 50-for-1. As a result of the Reverse Split, stockholders holding less than 500 shares (the “Cashed Out Stockholders”) were entitled to a cash payment for all of their shares. All remaining stockholders following the Forward Split (the “Remaining Stockholders”) were also entitled to a cash payment for any fractional shares that they would otherwise have received. The cash payment that each Cashed Out Stockholder or Remaining Stockholder was entitled to receive was based upon such stockholder’s pro rata share of the total net proceeds received in the sale of the aggregated fractional shares by the Company’s transfer agent at prevailing prices on the open market.

As a result of the Reverse/Forward Split, our common stock outstanding went from 108,868,286 shares at September 30, 2011 to 10,886,829 shares at October 3, 2011. All shares outstanding and per share information for the current and previous financial periods being reported have been adjusted to reflect the Reverse/Forward Split.

Summary of Significant Accounting Policies

Fair Value Measurements

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels, as described below:

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

See Notes 6 and 7 to the accompanying consolidated financial statements.

Cash, Cash Equivalents and Marketable Securities Valuation

The Company’s marketable securities are classified as available-for-sale and are reported at fair market value, inclusive of unrealized gains and losses, as of the respective balance sheet date.  Marketable securities consist of corporate obligations, United States government securities, and government agencies. The Consolidated Balance Sheet is updated at each reporting period to reflect the change in the fair value of its marketable securities that have declined below or risen above their original cost. The Consolidated Statements of Operations reflect a charge in the period in which a determination is made that the decline in fair value is considered to be other-than-temporary.  The Company does not hold its securities for trading or speculative purposes.

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

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated using the straight-line method with the following useful lives:

	Sports-related	Oilfield Servicing
	(in years)

Building and sports fields	10-25	N/A
Rigs and workover equipment	N/A	15
Other equipment	5-10	5-7
Vehicles	N/A	7
Furniture and fixtures	5	5

Repairs and maintenance of property and equipment are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets primarily relate to the Company’s intangible assets and property and equipment. Intangible assets are amortized on a straight-line and an accelerated basis over their estimated useful lives, which range from five to ten years. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to 25 years.

The Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of its long-lived assets may not be recoverable. Indicators include, but are not limited to, a significant decline in the market price of a long-lived asset, an expectation that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or a current period operating or cash flow loss combined with a historical or projected operating or cash flow loss.

The recoverability of the carrying value of the long-lived assets, other than goodwill, is based on the estimated future undiscounted cash flows derived from the use of the asset. If a long-lived asset is determined to be impaired, the loss is measured based on the difference between the long-lived asset’s fair value and its carrying value. The estimate of fair value of long-lived assets is based on a discounted estimated future cash flows method and application of a discount rate commensurate with the risks inherent in our current business model. The Company’s current business model contains management’s subjective estimates and judgments; however, actual results may be materially different than the assumptions made by management.

Based on the Company’s decision to pursue the sale or disposition of assets and/or business operations, it evaluated its long-lived assets and recorded impairment charges in the Transition Period aggregating $10.2 million. Of this $10.2 million, $6.1 million related to the write-off of intangible assets and $4.1 million related to the reduction of the carrying value of property and equipment, net, to our estimated fair value. There were no impairment charges recorded in fiscal 2011 and 2010.

Goodwill and Intangibles, Net

Goodwill represents the excess of cost over the value of net assets of businesses acquired and is carried at cost unless write-downs for impairment are required. The Company’s goodwill as of December 31, 2011 is a result of the Baseball Heaven, The Show and the Rogue acquisitions on June 27, 2011, August 15, 2011 and December 7, 2011, respectively. The Company evaluates the carrying value of goodwill on an annual basis during the fourth quarter and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company’s market capitalization, a decrease in operating results or deterioration in the Company’s financial position. There were no indicators of impairment of goodwill as of December 31, 2011. The Company operates under two reporting units, and accordingly, its goodwill has been allocated to its respective reporting units.

Goodwill is required to be tested for impairment annually or at an interim date if an event occurs or conditions change that would more likely than not reduce the fair value of our reporting unit below its carrying value. In the fourth quarter of fiscal 2011, the Company tested the goodwill acquired and determined there was no impairment. There was no goodwill to test at the end of the Transition Period.

Intangible assets, net, for the Sports-Related segment, consist of acquisition-related customer relationships that are amortized over their estimated life of five years on a straight-line basis. Intangible assets, net, for the Oilfield Servicing segment, consist of acquisition-related customer relationships and a trade name. The customer relationships and trade name are amortized over the useful life of ten and five years, respectively, utilizing the accelerated amortization method that approximates the estimated future cash flows from the intangibles. Also, see Note 3 to the Consolidated Financial Statements. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired.

Environmental Liabilities

The Company is responsible in many cases for any environmental liabilities resulting from its oilfield services work. It does not anticipate significant environmental liabilities for work completed through December 31, 2011, so no reserve for environmental liabilities has been recorded.

Revenue Recognition

In general, the Company recognizes revenue upon providing the product or service. It provides services and products through two segments: Sports-Related and Oilfield Servicing. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements (“MSAs”) that are short-term in nature. The MSAs establish per day or per usage rates for equipment services. Oil and gas services revenue is recognized daily on a proportionate performance method, based on services rendered. Revenue is reported net of sales tax collected. For sports services revenues, the Company does not recognize revenue until the tournament or league occurs. For sports products, revenue is recognized upon shipment.

Revenue recognition for the Company’s discontinued operations was as follows:

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

The Company recognized revenue from its product sales, including sales to original equipment manufacturers, when persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the price was fixed or determinable and collectibility was reasonably assured. These criteria were usually met upon shipment from the Company, provided that the risk of loss had transferred to the customer, customer acceptance was obtained or acceptance provisions had lapsed, or the Company had established a historical pattern that acceptance by the customer was fulfilled. The Company’s sales were based on customer purchase orders, and to a lesser extent, contractual agreements, which provided evidence that an arrangement existed.

The Company’s distributor arrangements provided distributors with certain product rotation rights. Additionally, the Company permitted distributors to return products subject to certain conditions. The Company established allowances for expected product returns. The Company also established allowances for rebate payments under certain marketing programs entered into with distributors. These allowances comprised the Company’s revenue reserves and were recorded as direct reductions of revenue and accounts receivable. The Company made estimates of future returns and rebates based primarily on its past experience as well as the volume of products in the distributor channel, trends in distributor inventory, economic trends that might impact customer demand for its products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates were not significantly different from the Company’s estimates.

For products that contained software, where software was essential to the functionality of the product, or software product sales, the Company recognized revenue when passage of title and risk of ownership was transferred to customers, persuasive evidence of an arrangement existed, which was typically upon sale of product by the customer, the price was fixed or determinable and collectibility was probable.  For software sales that were considered multiple element transactions, the entire fee from the arrangement was allocated to each respective element based on its vendor specific fair value or upon the residual method and recognized when revenue recognition criteria for each element was met. Vendor specific fair value for each element was established based on the sales price charged when the same element was sold separately or based upon a renewal rate.

Income Taxes

The Company accounts for income taxes for uncertain tax positions using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in our financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. In addition, the Company continued to recognize interest and/or penalties related to uncertain tax positions as income tax expense in its Consolidated Statements of Operations.

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets, tax credits, benefits, deductions and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to those uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to its tax provision in subsequent periods.  Due to the complexity and uncertainty associated with the Company’s tax contingencies, the Company cannot make a reasonably reliable estimate of the period in which the cash settlement will be made for the Company’s liabilities associated with uncertain tax positions.

The Company must assess the likelihood that it will be able to recover its deferred tax assets. It considers historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, it must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes and related interest will be due. If it ultimately determines that payment of these amounts is unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

Note 2.     Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance allowing the use of a qualitative approach to test goodwill for impairment. The updated guidance would permit our Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of one of our reporting units is less than its carrying value. If we conclude that this is the case, it is then necessary for us to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact of our pending adoption of this update.

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income, and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2011-05 on our financial statement presentation.

Note 3.     Acquisitions

During the fiscal year ended December 31, 2011, the Company completed three acquisitions to begin the redeployment of working capital into operating business.

On June 27, 2011, we acquired all the net assets of Baseball Heaven LLC and Baseball Café, Inc. (collectively, “Baseball Heaven”), respectively, for an aggregate purchase price of $6.0 million in cash. Baseball Heaven is in the business of marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, and concession and catering events.

The Company accounted for the Baseball Heaven acquisition as a business combination and the total consideration of $6.0 million has been allocated to the net assets and liabilities acquired based on their respective estimated fair values at June 27, 2011 as follows:

Amount
(in thousands)

Accounts receivable	$149
Loan receivable	15
Property and equipment	5,855
Intangible assets	235
Deferred revenue	(416)
Total identifiable net assets acquired	5,838

Goodwill	192

Net assets acquired	$6,030

The intangible assets acquired, consisting of customer relationships, are being amortized on a straight-line basis with a life of five years. The amortization expense of $20,000 is included in “Selling, marketing, and administrative expenses” in the Consolidated Statements of Operations for fiscal year 2011. The goodwill of $0.2 million arises from the growth potential the Company sees for Baseball Heaven and is expected to be deductible for tax purposes. The acquisition-related costs for the purchase of Baseball Heaven, included in “Selling, marketing, and administrative expenses” in the Consolidated Statements of Operations, were $0.2 million for fiscal year 2011.

On August 15, 2011, the Company acquired all of the net assets used by The Show, LLC (“The Show”), which it contributed to The Show in exchange for a 75% membership interest. The Company paid an aggregate purchase price of $1.5 million in cash for these assets. The Show is engaged in the business of outfitting little league baseball and softball players and coaches in fully licensed Major League Baseball, minor league, and college replica uniforms, and sponsoring, hosting, operating, and managing baseball and softball leagues, tournaments, and other events and related websites.

The Company accounted for The Show acquisition as a business combination and the total consideration of $1.5 million was allocated to the net assets acquired (no liabilities were assumed in connection with this transaction) based on their respective estimated fair values at August 15, 2011 as follows:

Amount
(in thousands)

Inventory	$53
Property and equipment	151
Total identifiable net assets acquired	204

Non-controlling interest in The Show	(500)
Goodwill	1,796

Net assets acquired	$1,500

The goodwill of $1.8 million arises from the Company’s expectations for the potential of The Show to expand and is expected to be deductible for tax purposes. The acquisition-related costs for the purchase of The Show, included in “Selling, marketing, and administrative expenses” in the Consolidated Statements of Operations, were $0.1 million for fiscal year 2011.

On December 7, 2011, the Company acquired all of the net assets of Rogue Pressure Services, LLC (“Rogue”) for an aggregate purchase price of $31.2 million, which includes cash of $29.0 million and a contingent consideration liability of $1.2 million pursuant to an earn-out clause based on the achievement of certain performance levels. Rogue provides snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time).

The Company accounted for the Rogue acquisition as a business combination and the total cash consideration of $29.0 million has been allocated on a preliminary basis to the net assets acquired and liabilities assumed based on their respective estimated fair values at December 7, 2011 as follows:

Amount
(in thousands)

Accounts receivable	$4,031
Inventory	138
Prepaid expenses	78
Property and equipment	15,309
Intangible assets	5,600
Accrued expenses	(1,194)
Total identifiable net assets acquired	23,962

Goodwill	6,256
Contingent consideration	(1,218)

Net assets acquired	$29,000

The intangible assets acquired consist of customer relationships and a trade name, which are being amortized on an accelerated basis over their useful lives, which range from five to ten years. The amortization expense of $29, 000 is included in “Cost of revenues” in the Consolidated Statements of Operations for fiscal year 2011. The goodwill of $6.3 million arises from the growth potential the Company sees for Rogue and is expected to be deductible for tax purposes. The acquisition-related costs for the purchase of Rogue included in “Selling, marketing, and administrative expenses” in the Consolidated Statements of Operations, were $0.2 million for fiscal year 2011. The contingent consideration liability is included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheet.

The results of operations of the three acquisitions have been included in the accompanying financial statements since their respective acquisition dates. Since all previous operations of the Company have been discontinued, the revenues and cost of revenues of the three acquired businesses represent the entire revenues and cost of revenues of the Company for the periods presented.

The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed in the Rogue acquisition. As a result, the fair value of the net assets acquired is provisional pending completion of the final valuation of such net assets.

Pro Forma Financial Information

We are not including fiscal 2011 pro forma information for the operations of Baseball Heaven and The Show for the periods prior to their acquisition because they were not material to the Company’s results of operations and earnings per share. The following pro forma financial information for Rogue presents the combined results of the Company and Rogue, as if the acquisition had occurred at the beginning the Transition Period ended December 31, 2010. Such pro forma results are not necessarily indicative of what would have actually occurred had the Rogue acquisition been in effect for the entire period. The pro forma financial results are as follows:

		Nine-Month
	For the Year	Transition
	Ended	Period Ended
	December 31,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

Net revenues	$17,917	$14,803
Income (loss) from continuing operations, net of taxes	$1,409	$(16,396)
Income from discontinued operations, net of taxes	$6,915	$-
Net income (loss) attributable to Steel Excel	$8,396	$(16,769)

Note 4.     Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan, as amended and restated on August 20, 2008 (the “2004 Equity Incentive Plan”) and the 2006 Director Plan. As disclosed in Note 1, all share information has been adjusted to reflect the Reverse/Forward Split.

As of December 31, 2011, the Company had an aggregate of 1.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 60,000 shares were subject to outstanding options and other stock-based awards and 1.7 million shares were available for future grants of options and other stock-based awards. As of December 31, 2011, the Company had an aggregate of 0.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 51,455 shares were subject to outstanding options and other stock-based awards and 30,517 shares were available for future grants of options and other stock-based awards.

Stock Benefit Plan Activities

Stock Options: A summary of stock option activity under all of the Company’s equity incentive plans as of December 31, 2011 and for the Transition Period and fiscal years 2011 and 2010 is as follows:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
	(in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2009	537	$52.10
Granted	158	$28.70
Exercised	(18)	$24.60
Forfeited	(51)	$30.80
Expired	(138)	$77.80
Outstanding at March 31, 2010	488	$40.50
Granted	9	$29.30
Exercised	(76)	$28.50
Forfeited	-	$38.70
Expired	(341)	$44.00
Outstanding at December 31, 2010	80	$35.61
Granted	28	$28.73
Exercised	(1)	$28.60
Forfeited	(1)	$28.40
Expired	(12)	$48.32
Outstanding at December 31, 2011	94	$31.89	5.69	$-

Options vested and expected to vest at December 31, 2011	82	$32.34	5.56	$-

Options exercisable at:
March 31, 2010	384	$43.40
December 31, 2010	69	$36.60
December 31, 2011	68	$33.12	5.32	$-

There is no aggregate intrinsic value of options at December 31, 2011 as there were no options “in-the-money.” During fiscal year 2011 and the Transition Period, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans was minimal. During fiscal year 2010, the aggregate intrinsic value of options exercised was $0.3 million. The following table summarizes the Company’s options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except exercise price and contractual life)

$25.85 - $28.40	9	6.68	$27.47	6	$28.40
$28.60 - $28.60	13	4.59	$28.60	13	$28.60
$29.10 - $29.10	25	6.40	$29.10	4	$29.10
$29.30 - $29.40	8	8.87	$29.34	6	$29.32
$32.80 - $32.80	10	6.05	$32.80	10	$32.80
$32.90 - $32.90	5	7.96	$32.90	5	$32.90
$37.80 - $37.80	10	3.59	$37.80	10	$37.80
$38.10 - $40.30	12	3.21	$38.68	12	$38.68
$40.70 - $42.40	1	4.75	$40.98	1	$40.98
$44.80 - $44.80	1	1.87	$44.80	1	$44.80
	94			68

As of December 31, 2011, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was approximately $0.2 million and this expense is expected to be recognized over a remaining weighted-average period of 1.79 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. As of December 31, 2011, there were 1,083 shares of service-based restricted stock awards and 14,125 shares of restricted stock units outstanding. The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. Certain non-employee directors received restricted stock shares that will vest immediately if the relationship between the Company and the non-employee director ceases for any reason. These non-vested shares are recognized and fully expensed as stock-based compensation expense at the date of grant.

A summary of activity for restricted stock as of December 31, 2011 and changes during the Transition Period and fiscal years 2011 and 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)

Non-vested stock at March 31, 2009	218	$34.30
Awarded	181	$28.50
Vested	(126)	$36.40
Forfeited	(101)	$28.60
Non-vested stock at March 31, 2010	172	$30.10
Awarded	8	$29.30
Vested	(45)	$32.80
Forfeited	(127)	$29.10
Non-vested stock at December 31, 2010	8	$29.40
Awarded	17	$0.01
Vested	(10)	$28.97
Forfeited	-	$28.39
Non-vested stock at December 31, 2011	15	$29.40

As of December 31, 2011, the total unamortized stock-based compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was approximately $0.1 million and this expense is to be recognized over a remaining weighted-average period of 1.7 years.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation for all stock-based awards made to its employees and directors based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusts it for estimated forfeitures. In addition, the Company applies the simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax shortfalls.

In May 2010, the Compensation Committee of the Board of Directors modified all employees’ unvested stock-based awards, including stock options, restricted stock awards and restricted stock units, including those with performance-based vesting (none of which affect the Company’s Interim President and Chief Executive Officer). The modification of the unvested stock-based awards was effective the earlier of (1) June 8, 2010, the date the Company consummated the Purchase Agreement with PMC-Sierra for the sale of the DPS Business and PMC-Sierra assumed certain liabilities related to the DPS Business or (2) the date in which an employee was involuntarily terminated (other than for cause) as part of the actions the Company took related to its sale of the DPS Business.  The modifications included the acceleration of unvested stock-based awards and a settlement of unvested stock-based awards in the form of a fixed cash payment, resulting in total stock-based compensation expense of $0.2 million and cash compensation expense of $1.2 million, respectively, for the Transition Period.

Stock-based compensation expense included in the Consolidated Statements of Operations for the Transition Period and fiscal 2011 and 2010 is as follows:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010(2)	2010(3)
	(in thousands)
Stock-based compensation expense by caption
Selling, marketing and administrative	$524	$470	$2,952
Effect on income (loss) from continuing operations, net of taxes(1)	$524	$470	$2,952

Stock-based compensation expense by type of award:
Stock options	$69	$215	$1,408
Restricted stock awards and restricted stock units	455	255	1,544
Effect on income (loss) from continuing operations, net of taxes(1)	$524	$470	$2,952

(1)
The total stock-based compensation, net of taxes, recorded on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for Transition Period and fiscal 2010, differs from the Consolidated Statements of Stockholders’ Equity as the Consolidated Statements of Stockholders’ Equity includes both continuing and discontinued operations.

(2)
The stock-based compensation recorded in the Transition Period excluded the cash compensation expense of $1.2 million paid to employees related to the settlement of unvested stock-based awards in the form of a fixed cash payment.

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

Stock-based compensation expense in the above table does not reflect any significant income tax expense, which is consistent with the Company’s treatment of income or loss from its United States operations for tax purposes. For the fiscal 2011, Transition Period and fiscal 2010, there are no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the Transition Period and fiscal 2011 and 2010 as the amounts were immaterial.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for all stock-based awards. The fair value of the stock-based awards granted in the Transition Period and fiscal 2011 and 2010 were estimated using the following weighted-average assumptions:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010(1)

Expected life (in years)	4.3	5.5	4.0
Risk-free interest rate	1.5%	1.7%	2.2%
Expected volatility	44%	44%	49%
Dividend yield	-	-	-
Forfeiture rate	40%	40%	40%
Weighted average fair value
Stock options	$-	$12.30	$11.60
Restricted stock	$28.40	$28.30	$28.60

(1)
The stock options granted in fiscal 2010 were made primarily during the first half of fiscal 2010, which was prior to the Company’s announcement that it would pursue a potential sale or disposition of certain of its assets or business operations. As a result, the expected term reflects the weighted-average period that the stock options were expected to remain outstanding, which was determined at the time of grant.

Note 5.     Business Disposition and Wind Down

The Company sold its business of providing data storage and software solutions and products (the “DPS Business”) to PMC-Sierra on June 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by the Company upon the closing of the transaction and the remaining $5.0 million was withheld in an escrow account (“DPS Holdback”). The DPS Holdback was released to the Company on June 8, 2011, one year after the consummation of the sale, except for $0.1 million to provide for one disputed claim, and was recognized as contingent consideration in discontinued operations when received. The $0.1 million was received in September 30, 2011.  The Company recorded a gain of $10.7 million, net of taxes of $6.6 million, on the disposal of the DPS Business in the Transition Period, which is included in the “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

Further, on June 8, 2010, the Company entered into a transition service agreement with PMC-Sierra, in which the Company provided certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services were reimbursed by PMC-Sierra. As a result of the transition service agreement, cash of $1.7 million was received on behalf of PMC-Sierra upon collection of accounts receivable and was classified as “Restricted cash” and included in “Accounts payable” on the Company’s Consolidated Balance Sheets at December 31, 2010. In the Transition Period, the Company incurred approximately $1.3 million in direct costs under the transition service agreement with PMC-Sierra, which were reimbursed by PMC-Sierra. As of December 31, 2010, PMC-Sierra owed the Company $0.1 million under the transition service agreement, which was included in “Other current assets” on the Company’s Consolidated Balance Sheets.

In July 2011, the Company ceased its efforts to sell or license its intellectual property from the Aristos Business and finalized the wind down of such business.

As such, the disposed DPS Business and wound down Aristos Business are reflected as discontinued operations in the accompanying financial statements and prior periods have been reclassified to conform to this presentation. Revenues and the components of income related to the DPS Business and Aristos Business included in discontinued operations in the nine-month transition period ended December 31, 2010 and the fiscal year ended March 31, 2010 are as follows:

	Nine-Month
	Transition	Fiscal Year
	Period Ended	Ended
	December 31,	March 31,
	2010	2010
	(in thousands)

Revenues	$20,620	$73,682

Income from discontinued operations before income taxes	$(17,647)	$(1,065)
Benefit from income taxes	6,358	(373)
Income from discontinued operations, net of taxes	$(11,289)	$(1,438)

During the fiscal year ended December 31, 2011, the Company sold patents from its DPS Business for $1.9 million, which was included in income from discontinued operations. There was no financial activity from the Aristos Business during fiscal year 2011.

Note 6.     Marketable Securities

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

The Company’s portfolio of marketable securities at December 31, 2011 was as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$3,029	$-	$-	$3,029
United States government securities	309,189	593	(3)	309,779
Government agencies	3,505	21	-	3,526
Corporate obligations	1,513	8	-	1,521
Total available-for-sale securities	317,236	622	(3)	317,855
Amounts classified as cash equivalents	(2,914)	-	-	(2,914)
Amounts classified as marketable securities	$314,322	$622	$(3)	$314,941

The Company’s portfolio of marketable securities at December 31, 2010 was as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$5,737	$-	$-	$5,737
United States government securities	57,379	409	(32)	57,756
Government agencies	53,065	308	(51)	53,322
Mortgage-backed securities	32,161	141	(36)	32,266
State and municipalities	4,021	2	(39)	3,984
Corporate obligations	183,971	1,122	(117)	184,976
Asset-backed securities	492	17	-	509
Total available-for-sale securities	336,826	1,999	(275)	338,550
Amounts classified as cash equivalents	(24,415)	-	-	(24,415)
Amounts classified as marketable securities	$312,411	$1,999	$(275)	$314,135

Sales of marketable securities resulted in gross realized gains of $2.0 million, $1.1 million and $0.7 million for fiscal 2011, the Transition Period and fiscal 2010, respectively. Sales of marketable securities resulted in gross realized losses of $0.3 million, $0.5 million and $0.2 million for fiscal 2011, the Transition Period and fiscal 2010, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. government securities	$15,186	$(3)	$-	$-	$15,186	$(3)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

U.S. government securities	$12,793	$(32)	$-	$-	$12,793	$(32)
Government agencies	17,977	(51)	-	-	17,977	(51)
Mortgage-backed securities	11,019	(36)	-	-	11,019	(36)
State and municipalities	2,843	(39)	-	-	2,843	(39)
Corporate oligations	36,815	(117)	-	-	36,815	(117)
Total	$81,447	$(275)	$-	$-	$81,447	$(275)

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the Transition Period and fiscal years 2011 and 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at December 31, 2011, by contractual maturity, were as follows:

		Estimated
	Cost	Fair Value
	(in thousands)

Mature in one year or less	$256,764	$257,050
Mature after one year through three years	60,473	60,805
Total	$317,237	$317,855

Note 7.     Fair Value Measurements

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

Financial Assets Measured at Fair Value on a Recurring Basis

The Company utilized levels 1, 2 and 3 to value its financial assets on a recurring basis.  Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid.  Level 1 instruments also include United States government securities, government agencies, and state and municipalities, as these securities are backed by the federal or state governments and traded in active markets frequently with sufficient volume.  Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include mortgage-backed securities, corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value, which includes the Company’s two venture fund investments. The Company periodically monitors its two venture capital funds and records these investments within “Other long-term assets” on the Condensed Balance Sheets based on quarterly statements the Company receives from each of the funds.  The statements are generally received one quarter in arrears, as more timely valuations are not practical.  The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods.  In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and other income, net,” in the Condensed Statements of Operations.  At December 31, 2011, there were no significant transfers that occurred between any of the levels of the Company’s financial assets.

A summary of financial assets measured at fair value on a recurring basis at December 31, 2011 is as follows:

		Fair Value Measurements
		at Reporting Date Used
		Quoted Prices
		in Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash, including short-term deposits(1)	$8,601	$8,601	$-	$-
U.S. government securities(2)	309,780	309,780	-	-
Government agencies(2)	3,526	3,526	-	-
Corporate obligations(2)	1,521	-	1,521	-
Non-controlling interests in certain funds(3)	1,117	-	-	1,117
Total	$324,545	$321,907	$1,521	$1,117

(1)	At December 31 2011, the Company recorded $8.5 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”

A summary of financial assets measured at fair value on a recurring basis at December 31, 2010 was as follows:

		Fair Value Measurements
		at Reporting Date Used
		Quoted Prices
		in Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash, including short-term deposits(1)	$19,598	$19,598	$-	$-
U.S. government securities(2)	57,756	57,756	-	-
Government agencies(2)	53,322	53,322	-	-
Mortgage-backed securities(2)	32,266	31,870	396	-
State and municipalities(2)	3,984	3,984	-	-
Corporate obligations(3)	184,976	-	184,976	-
Asset-backed securities(2)	509	-	509	-
Non-controlling interests in certain funds(4)	1,184	-	-	1,184
Total	$353,595	$166,530	$185,881	$1,184

(1)	At December 31, 2010, the Company recorded $19.5 million within “Cash and cash equivalents” and $0.1 million within “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	At December 31, 2010, the Company recorded $18.8 million within “Cash and cash equivalents” and $166.2 million in “Marketable securities,” respectively.
(4)	Recorded within “Other long-term assets.”

The Company’s other financial instruments include accounts payable and accrued and other liabilities. Carrying values of these financial liabilities approximate their fair values due to the relatively short maturity of these items. The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at December 31, 2011 and 2010 was approximately $0.3 million on both dates. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis for the 3/4% Notes of approximately $0.3 million at December 31, 2011 to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company utilized Level 3 to value its non-financial assets on a non-recurring basis. Level 3 is categorized as significant unobservable inputs. The Company has no non-financial assets measured at fair value on a non-recurring basis as of December 31, 2011. At December 31, 2010, the Company had $6.0 million of long-lived assets held-for-sale classified as Level 3 non-financial assets measured at fair value on a non-recurring basis. These assets were originally classified as held and used for $10.1 million, but were written down to the impaired fair value of $6.0 million on July 2, 2010, resulting in an impairment charge of $4.1 million included in the Consolidated Statement of Operations for the Transition Period. Other long-lived assets held and used were written down to zero value during the Transition Period, resulting in an impairment charge of $6.1 million.

Note 8.     Long-Lived Assets

Property and Equipment, Net

The components of property and equipment, net, at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010(1)
	(in thousands)

Rigs and workoever equipment	$11,750	$-
Leasehold improvements	5,677	-
Other equipment	3,205	-
Vehicles	648	-
Furniture and fixtures	100	-
	21,380	-
Accumulated depreciation	(320)	-
Property and equipment, net	$21,060	$-

(1)	During the nine-month transition period ended December 31, 2010, all property and equipment, net was either sold or reclassified as “Assets held for sale” in the Consolidated Balance Sheet.

Depreciation expense for fiscal 2011 was $0.3 million, with $0.1 million and $0.2 million being included in “Cost of revenues” and “Selling, general and administrative,” respectively, in the Consolidated Statements of Operations. Depreciation expense in the Transition Period and fiscal 2010 was $0.3 million and $1.2 million, respectively, and were both included in “Loss from discontinued operations, net of taxes.” The Company impaired certain of its assets in the Transition Period, resulting in a write-down of $4.1 million, which was also included in “Loss from discontinued operations.”

Intangible Assets, Net

The acquisitions of Baseball Heaven and Rogue included the acquisition of $0.2 million and $5.6 million of identifiable intangible assets, respectively.

The components of intangible assets, net, at December 31, 2011and their amortization details are as follows:

	December 31, 2011
		Accumulated		Amortization	Estimated
	Cost	Amortization	Net	Method	Useful Life
	(in thousands)
Sports-Related:
Customer relationships	$235	$(20)	215	Straight-line	5 years

Oilfield Servicing:
Customer relationships	4,700	(29)	4,671	Accelerated	10 years
Trade names	900	-	900	Accelerated	5 years
	5,600	(29)	5,571
	$5,835	$(49)	$5,786

The components of intangible assets, net, at December 31, 2010and their amortization details are as follows:

	December 31, 2011
		Impairment/
		Accumulated		Amortization	Estimated
	Cost	Amortization	Net	Method	Useful Life
	(in thousands)
Acquisition-related:
Customer relationships(1)	$3,900	$(3,900)	$-	Straight-line	N/A
Trade names	-	-	-	Straight-line	N/A
Patents, core and existing technologies(2)	18,800	(18,800)	-	Straight-line	N/A
Backlog	340	(340)	-	Straight-line	N/A
Total acquisition-related	23,040	(23,040)	-
Software license	1,755	(1,755)	-	Straight-line	N/A
	$24,795	$(24,795)	$-

(1)
Accumulated amortization at December 31, 2010 includes impairment charges of $0.8 million, which is recorded within “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

(2)
Accumulated amortization at December 31, 2010 includes impairment charges of $5.3 million, which is recorded within “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

Estimated aggregate future amortization expenses for the next five years for the intangible assets are as follows:

		Oilfield
	Sports-Related	Servicing
	(in thousands)
For the year ended December 31:
2012	$47	$1,272
2013	47	948
2014	47	707
2015	47	591
2016	27	471
	$215	$3,989

Intangible assets at December 31, 2011 include customer relationship and trade names from the Company’s three acquisitions made during fiscal 2011. Amortization expense for fiscal 2011 was $49,000, with $20,000 and $29,000 being included in “Cost of revenues” and “Selling, marketing and administrative,” respectively, in the Consolidated Statements of Operations. Amortization expense for the Transition Period and fiscal 2010 was $9.9 million and $5.5 million, respectively, and is included in “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

Impairment Review

In June 2010, the Company made a decision to wind down its Aristos Business and notified its customers that final shipments would occur by the end of September 2010. The Company also planned to put its building up for sale towards the end of the Transition Period. As a result of these actions, the Company evaluated the carrying value of its long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. The Company then measured the impairment loss and recognized the amount in which the carrying value exceeded the estimated fair value by recording an impairment charge of $10.2 million in the Transition Period, which is included in “Loss from discontinued operations, net of taxes,” in the Consolidated Statements of Operations. Of the $10.2 million impairment charge, $6.1 million related to the write off of intangible assets and the remaining $4.1 million related to the reduction of the carrying value of its property and equipment, net, to its estimated fair value. The estimated fair value was based on the market approach and considered the perspective of market participants using or exchanging the Company’s long-lived assets. The estimation of the impairment involved assumptions that required judgment by the Company.

Assets Held For Sale

Based on its business dispositions and wind down of its Aristos Business (see Note 5), the Company reclassified its building to “Assets held for sale” as of December 31, 2010, at its estimated fair value, net of selling costs, of $6.0 million. The Company’s carrying value of the building was increased by $0.2 million during the three-month period ended April 1, 2011 due to leasehold improvements that were placed into service during that period. The Company sold the building on June 1, 2011 for a total consideration of $6.5 million less selling expenses of $0.2 million, resulting in a gain of approximately $50,000.

Note 9.     ¾% Notes

In December 2003, the Company issued $225.0 million in aggregate principal amount of 3/4% Notes. The issuance costs associated with the 3/4% Notes totaled $6.8 million, which was amortized to interest expense over five years, and the net proceeds to the Company from the offering of the 3/4% Notes were $218.2 million. The Company pays cash interest at an annual rate of 3/4% of the principal amount at issuance, payable semi-annually on June 22 and December 22 of each year. The 3/4% Notes are subordinated to all existing and future senior indebtedness of the Company. The Company does not apply the accounting standard issued in May 2008 by the FASB with regard to applying a nonconvertible debt borrowing rate on its 3/4% Notes, as the 3/4% Notes may not be settled in cash or other assets upon conversion.

The 3/4% Notes are convertible at the option of the holders into shares of the Company’s common stock, par value $0.001 per share, only under the following circumstances: (1) prior to December 22, 2021, on any date during a fiscal quarter if the closing sale price of the Company’s common stock was more than 120% of the then current conversion price of the 3/4% Notes for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) on or after December 22, 2021, if the closing sale price of the Company’s common stock was more than 120% of the then current conversion price of the 3/4% Notes, (3) if the Company elects to redeem the 3/4% Notes, (4) upon the occurrence of specified corporate transactions or significant distributions to holders of the Company’s common stock occur or (5) subject to certain exceptions, for the five consecutive business day period following any five consecutive trading day period in which the average trading price of the 3/4% Notes was less than 98% of the average of the sale price of the Company’s common stock during such five-day trading period multiplied by the 3/4% Notes then current conversion rate. Subject to the above conditions, each $1,000 principal amount of 3/4% Notes is convertible into approximately 8.5441 shares of the Company’s common stock (equivalent to an initial conversion price of approximately $117.04 per share of common stock).

In fiscal 2010, the Company repurchased a total of $0.1 million at a price equal to 100% of the principal amount of the 3/4% Notes. At December 31, 2011 and 2010, the Company had a remaining liability of $0.3 million of aggregate principal amount related to its 3/4% Notes. Each remaining holder of the 3/4% Notes may require the Company to purchase all or a portion of its 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and the Company may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date.  The Company may seek to make open market repurchases of the remaining balance of its 3/4% Notes within the next twelve months.

Note 10.     Liabilities

The components of other long-term liabilities at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)

Tax-related	$10,737	$11,434
Other	-	769
	$10,737	$12,203

The components of accrued and other liabilities at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)

Tax-related	$56	$557
Restructuring-related	-	1,231
Accrued compensation and related taxes	1,593	1,334
Deferred revenue	278	-
Professional services	485	1,148
Accrued workers compensation	1,233	-
Other	181	128
	$3,826	$4,398

Note 11.     Restructuring Charges

During fiscal 2011, the Company completed all of its outstanding restructuring plans. The Company had implemented restructuring plans in the Transition Period, and in fiscal 2010 and 2009. In addition, the Company had an acquisition-related restructuring plan in place from its fiscal year ended March 31, 2006. The goals of these plans were to bring the Company’s operational expenses to appropriate levels relative to its historical net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” and/or “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

The activity in the restructuring accrual for all outstanding plans from March 31, 2010 through December 31, 2011 was as follows:

	Severance
	and Benefits	Other Charges	Total
	(in thousands)

Accrual balance at March 31, 2010	$80	$693	773
Charges for Transition Period restructuring plan	4,276	150	4,426
Accrual adjustments	(15)	92	77
Cash paid	(3,460)	(585)	(4,045)
Accrual balance at December 31, 2010	881	350	1,231
Accrual adjustments	(36)	-	(36)
Cash paid	(845)	(350)	(1,195)
Accrual balance at December 31, 2011	$-	$-	$-

All restructuring plans have been completed as of December 31, 2011 and the Company does not anticipate further plans being implemented.

Note 12.     Commitments and Contingencies

Contractual Obligations

The Company completed the sale of its headquarters building on June 1, 2011 for net cash proceeds of $6.3 million. Concurrently, the Company began leasing a 3,581 square foot portion of the building from the new owner for approximately $4,300 per month. The majority of this space is leased through March 31, 2012.

Through its acquisitions of Baseball Heaven, The Show and Rogue, the Company assumed additional leases of property with the following non-cancelable obligations:

Amount
(in thousands)
For the year ending December 31:
2012	$602
2013	457
2014	431
2015	431
2016	425
$2,346

Legal Proceedings

From time to time, we are subject to litigation or claims, including claims related to businesses that we wound down or sold, which are normal in the course of business, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

For an additional discussion of certain risks associated with legal proceedings, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Intellectual Property and Other Indemnification Obligations

The Company has agreements whereby it indemnified its directors and certain of its officers for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, the Company maintains a director and officer insurance policy which may cover all or a portion of the liabilities arising from its obligation to indemnify its directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

In addition, the Company entered into agreements with PMC-Sierra that included certain indemnification obligations related to the sale of the DPS Business. These indemnification obligations generally required the Company to compensate the other party for certain damages and costs incurred as a result of third party claims. In these circumstances, payment by the Company was conditional on the other party making a claim pursuant to the procedures specified in the particular agreements, which procedures typically allowed the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements was limited in terms of time and/or amount, and in some instances, the Company may have had recourse against third parties for certain payments made by it under these agreements. No liability resulted from the agreements with PMC-Sierra.

Product Warranty from Discontinued Operations

The Company provided an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales were recorded in the period in which the related revenue was recognized. The estimated future warranty obligations were affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differed from the Company’s estimates, revisions to the estimated warranty obligations would be required. Substantially all of the Company’s product warranty liability transferred to PMC-Sierra upon the sale of the DPS Business, except those amounts associated with the Company’s Aristos Business. As of December 31, 2010, all product warranties were fulfilled.

Note 13.     Interest and Other Income, Net

The components of interest and other income, net, for fiscal 2011, the Transition Period and fiscal 2010 are as follows:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands)

Interest income	$4,088	$5,101	$8,496
Realized currency translation gains	3,934	18	399
Gain on sale of investments	-	-	440
Gain on settlement of class action suit	-	-	944
Other	336	89	182
	$8,358	$5,208	$10,461

In fiscal 2010, the Company received $0.9 million from Micron Technology, Inc. as part of a class action settlement regarding DRAM antitrust matters and recorded a gain of $0.4 million from the sale of an investment in a non-controlling interest of a non-public company.

Note 14.     Income Taxes

The components of loss from continuing operations before benefit from (provision for) income taxes for all periods presented are as follows:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands)
Loss from continuing operations before income taxes:
Domestic	$(3,016)	$(12,220)	$(21,500)
Foreign	2,559	2,436	1,420
	$(457)	$(9,784)	$(20,080)

The components of the benefit from (provision) for income taxes from continuing operations for all periods presented are as follows:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands)
Federal:
Current	$(2,666)	$76	$1,341
Deferred	-	-	-
	(2,666)	76	1,341
Foreign:
Current	1,979	(7,961)	535
Deferred	921	276	1,018
	2,900	(7,685)	1,553
State
Current	(8)	7	(46)
Deferred	-	-	-
	(8)	7	(46)

Benefit from (provision for) income taxes	$226	$(7,602)	$2,848

The Company’s effective tax rate differed from the federal statutory rate for all periods presented as follows:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	-1.9%	0.0%	-0.2%
Foreign losses not benefited	-19.6%	1.2%	-1.8%
Changes in tax reserves	640.3%	-78.2%	2.2%
Change in valuation allowance	5852.1%	-33.6%	8.3%
Distributions from foreign subsidiaries	-6599.8%	-3.8%	-36.3%
Benefit from NOL carryback	0.0%	0.0%	6.7%
Other permanent differences	143.2%	1.7%	0.3%
	49.3%	-77.7%	14.2%

The Company recorded a benefit from income taxes of $0.2 million for the fiscal year ended December 31, 2011, primarily due to the reversal of reserves for foreign taxes as a result of a favorable settlement in Singapore. During fiscal 2011, the Company made significant changes to its historic investment portfolio to move to primarily low-risk interest-bearing government securities. These changes were significant enough, in the Company’s judgment, to consider the legacy portfolio to have been disposed of for the purpose of tracking a disproportionate tax effect that arose in fiscal 2008. Fiscal 2011 also included the Company realizing certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries and the receipt of dividends from foreign subsidiaries. These taxes were partially offset by income tax benefits from losses incurred in the Company’s foreign jurisdictions and the reversal of reserves for certain foreign taxes.

In the Transition Period and fiscal 2010, the Company’s tax benefit (provision) were associated with losses incurred from continuing operations being offset by income and taxes in discontinued operations. Further, these were offset by state minimum taxes and taxes related to foreign subsidiaries. In the Transition Period, the Company’s tax provision included tax expenses of $7.9 million primarily due to changes in judgment related to the ongoing audits in its foreign jurisdictions.

In fiscal 2010, the Company’s tax benefit included tax benefits of $1.3 million related to additional tax refunds that became available to the Company during 2010 due to the enactment of the Worker, Homeownership and Business Act of 2009, which allowed for an extension of the NOL carryback period from two to five years for United States tax purposes. Additionally, the Company also recorded tax benefits of $4.4 million primarily due to reaching final settlement with the German tax authorities for fiscal years 2001 and 2004 and the Singapore tax authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. This was partially offset by tax expense of $3.6 million primarily due to changes in judgment related to the ongoing audits in foreign jurisdictions.

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Intangible assets	$3	$234
NOL carryover	58,870	86,124
Research and development credits	29,659	29,659
Capitalized research and development	-	5,644
Compensatory and other accruals	688	689
Restructuring charges	-	480
Foreign tax credits	10,035	10,035
Fixed assets accrual	155	1,825
Other, net	2,690	3,710
Gross deferred tax assets	102,100	138,400

Deferred tax liabilities:
Unremitted earnings	(30,667)	(66,666)
Unrealized loss on investments	(229)	(540)
Other, net	(30)
Gross deferred tax liabilities	(30,926)	(67,206)

Valuation allowance	(69,508)	(70,449)

Deferred tax assets, net	$1,666	$745

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 were classified in the Consolidated Balance Sheets as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Other current assets	$-	$986
Other long-term assets	1,711	745
Total deferred tax assets	1,711	1,731

Deferred tax liabilities:
Other current liabilities	(15)	-
Other long-term liabilities	(30)	(986)
Total deferred tax liabilities	(45)	(986)

	$1,666	$745

The Company continues to provide United States deferred income taxes and foreign withholding taxes on its undistributed earnings. At December 31, 2011 and 2010, the Company recorded a deferred tax liability of $30.7 million and $66.7 million, respectively related to the foreign undistributed earnings, which was offset by a reduction in the Company’s valuation allowance against its deferred tax assets.

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction by jurisdiction basis. At December 31, 2011 and 2010, the Company’s analysis of its deferred tax assets demonstrated that it was more likely than not that all of its net U.S. deferred tax assets will not be realized, resulting in a valuation allowance for deferred tax assets of $69.5 million and $70.4 million, which included immaterial out-of-period adjustments that had no impact to net loss, respectively. This resulted in a decrease to the valuation allowance by $0.9 million in the fiscal year ended December 31, 2011 and by $10.8 million during the nine-month Transition Period ended December 31, 2010. Factors that led to this conclusion included, but were not limited to, the Company’s past operating results, cumulative tax losses in the United States and uncertain future income on a jurisdiction by jurisdiction basis.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income. If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income. At December 31, 2011, the Company had net operating loss carryforwards of $208.7 million for federal and $154.3 million for state purposes that expire in various years beginning in 2019 for federal and 2011 for state purposes. At December 31, 2011, the Company had research and development credits of $30.3 million for federal purposes that expire in various years beginning in 2019 and credits of $17.7 million for state purposes that carry forward indefinitely until fully exhausted. At December 31, 2011, the Company had foreign tax credits of $2.8 million that expire in various years beginning in 2010. Of the federal net operating loss carryforwards, $9.1 million were related to stock option deductions, the tax benefit of which will be credited to additional paid-in capital when realized.

Uncertainty in Income Taxes

The Company recognizes interest and/or penalties related to uncertain tax positions within “Benefit from (provision for) income taxes” in its Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued during fiscal year 2011, the Transition Period and fiscal year 2010 was immaterial.

A reconciliation of the changes to the Company’s gross unrecognized tax benefits for all periods presented is as follows:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands)

Balance at beginning of period	$31,818	$23,925	$27,779
Tax positions related to current year:
Additions	-	84	430
Tax positions related to prior years:
Additions	951	7,809	423
Reductions	-		(271)
Settlements	(2,866)		(4,436)
Balance at end of period	$29,903	$31,818	$23,925

As of December 31, 2011, the Company’s total gross unrecognized tax benefits were $29.9 million, of which $9.2 million, if recognized, would affect the effective tax rate. There was an overall decrease of $1.9 million in the Company’s gross unrealized tax benefits from the Transition Period to fiscal 2011, primarily due to the reversal of reserves for foreign taxes as a result of a favorable settlement with the Singapore taxing authorities for the tax assessment years of 2003 and 2004.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of December 31, 2011, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 1999 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) for all periods presented is as follows:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands, except per share amounts)

Numerators (basic and diluted):
Income (loss) from continuing operations, net of taxes	$(218)	$(17,386)	$(17,232)
Income (loss) from discontinued opertions, net of taxes	$6,915	$(373)	$(202)
Net income (loss)	$6,769	$(17,759)	$(17,434)

Denominators:
Weighted average shares outstanding - basic	10,882	11,609	11,920
Effect of common stock equivalents (if any):
Stock-based awards	15	-	-
3/4% notes	-	-	-
Weighted average shares outstanding - diluted	10,897	11,609	11,920

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$(0.02)	$(1.50)	$(1.45)
Income (loss) from discontinued opertions, net of taxes	$0.64	$(0.03)	$(0.02)
Net income (loss)	$0.62	$(1.53)	$(1.46)
Diluted
Income (loss) from continuing operations, net of taxes	$(0.02)	$(1.50)	$(1.45)
Income (loss) from discontinued opertions, net of taxes	$0.63	$(0.03)	$(0.02)
Net income (loss)	$0.62	$(1.53)	$(1.46)

Diluted loss per share for the Transition Period and fiscal 2010 was based on the basic weighted average shares outstanding only, as the inclusion of any common stock equivalents would have been anti-dilutive. For the Loss from continuing operations, net of taxes, for fiscal 2011, the basic weighted average shares outstanding was also used, as the inclusion of any common stock equivalents would have been anti-dilutive. The potential common shares excluded for each of the periods presented are as follows:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands)

Outstanding stock options	-	297	556
Outstanding restricted stock	20	43	230
3/4% convertible senior subordinated notes due 2023	3	3	3
Warrants(1)	-	-	17

(1)
In August 2004, the Company entered into an agreement to sell external storage products to IBM. In connection with this agreement, the Company issued IBM a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $69.40 per share. This warrant expired without being exercised in August 2009. In connection with the IBM internet protocol Series RAID acquisition in June 2004, the Company issued IBM a warrant to purchase 25,000 shares of the Company’s common stock at a purchase price of $81.30 per share. This warrant expired without being exercised in June 2009.

Note 16.     Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss), net of taxes, which consisted of net income (loss), changes in net unrealized losses on marketable securities, net of taxes, and foreign currency translation adjustments, for all periods presented, are as follows:

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands)
Net foreign currency translation adjustments, net of taxes:
Foreign currency translation adjustments, net of taxes	$164	$141	$1,212
Release of foreign currency translation gains, net of taxes	(2,542)	-	-
Subtotal	(2,378)	141	1,212
Net unrealized gain (loss) on marketable securities, net of taxes	260	(1,566)	110
Net income (loss) attributable to non-controlling interest of The Show	(72)	-	-
Net income (loss) attributable to Steel Excel Inc.	6,769	(17,759)	(17,434)
	$4,579	$(19,184)	$(16,112)

The Company has considered all available evidence and determined that the marketable securities in which unrealized (losses) were recorded were not deemed to be other-than-temporary. The Company holds it marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income, net of taxes, at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)

Net unrealized gain on marketable securities, net of taxes	$624	$364
Foreign currency translation, net of taxes	119	2,497
Accumulated other comprehensive income, net of taxes	$743	$2,861

Note 17.     Segment Information

As disclosed earlier, during fiscal year 2011, we acquired two sports-related businesses and one oilfield servicing business. We currently operate in these two segments: Sports-Related and Oilfield Services. These segments are based on the product and/or service provided by the subsidiaries. The Company’s general operations still exist as it continues to explore additional capital redeployment opportunities.

We currently report our business in two reportable segments, consisting of:

Sports-Related Services: provides services related to marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, concession and catering events and other events and related websites. In addition, we outfit little league baseball and softball players and coaches in official Major League Baseball uniforms.

Oilfield Servicing: provides technological advances in horizontal drilling and hydraulic fracturing. Services include snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time)

Segment information as of December 31, 2011 and for the fiscal year then ended is as follows:

	Sports	Oilfield	General
	Related	Servicing	Corporate	Consolidated
	(in thousands)

Net revenues	$1,176	$1,417	$-	$2,593

Operating income (loss)	$(640)	$165	$(8,322)	$(8,797)

Total assets	$8,697	$32,228	$327,766	$368,691

Accounts receivable	$156	$4,504	$-	$4,660

Property and equipment, net	$5,866	$15,194	$-	$21,060

Note 18.     Related Party Transactions

As of December 31, 2011, Warren G. Lichtenstein, Steel Partners, LLC, Steel Partners Holdings, L.P., SPH Group Holdings LLC and SPH Group LLC (collectively, “Steel Partners”) beneficially owned approximately 40% of the Company's outstanding common stock. Jack L. Howard, John J. Quicke and Mr. Lichtenstein are directors of the Company and each such person is deemed to be an affiliate of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended.  Each of the three directors is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy. In addition, Mr. Quicke currently serves as the Interim President and CEO of the Company and is compensated $30,000 per month in connection with this role, which is in addition to the compensation he receives as a non-executive board member. During fiscal 2011 and the Transition Period, Mr. Quicke received bonuses aggregating $500,000 and $250,000, respectively. Mr. Quicke also serves as the CEO of another affiliate of Steel Partners. Further, Mr. Lichtenstein is President of a subsidiary of the Company that is engaged in the sports, training, education, entertainment, and lifestyle businesses. In connection with his appointment to such office, Mr. Lichtenstein was awarded an option to acquire 25,000 shares of the Company’s Common Stock in lieu of an annual salary. This equity award is in addition to the compensation he receives as a non-executive board member.

Pursuant to a management services agreement between the Company and SP Corporate Services LLC (SP Corporate), the Company received $0.2 million of various management services from SP Corporate during fiscal 2011. SP Corporate is an affiliate of Steel Partners. In addition, prior to signing the aforementioned agreement, the Company received $0.1 million of various management services directly from Steel Partners.

Note 19.     Supplemental Disclosures of Cash Flows

		Nine-Month
	Fiscal Year	Transition	Fiscal Year
	Ended	Period Ended	Ended
	December 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands)

Interest paid	$3	$4	$4
Income taxes paid	$2	$759	$2,493
Income tax refund received	$544	$1,649	$7,617

Non-cash investing and financing activities:
Unrealized gains (losses) on available-for-sale securities	$260	$(1,566)	$110

Note 20.     Subsequent Events

On February 9, 2012, the Company acquired the business and assets of Eagle Well Services, Inc. (“Eagle”), a leader in the oilfield service industry serving customers in the Bakken based in North Dakota and Montana. The purchase price for this acquisition was $48.1 million in cash. The Company has not completed the purchase accounting as the valuation work is currently in process. Eagle will be part of our oilfield servicing segment.

Note 21.     Comparative Quarterly Financial Data (unaudited)

The following table summarizes the Company’s quarterly financial data, which included reclassifications made to prior period reported amounts to conform to the current period presentation, to reflect the disposition and wind down of businesses as discontinued operations:

Year ended December 31, 2011
	Three-Month Period Ended:
	April 1,	July 1,	September 30,	December 31,
	2011	2011	2011	2011
	(in thousands, except per share amounts)

Net revenues	$-	$-	$707	$1,886
Gross profit (loss)	$-	$-	$531	$585
Income (loss) from continuing operations, net of taxes	$1,817	$(1,550)	$(1,543)	$1,058
Income (loss) from discontinued operations, net of taxes	$-	$6,830	$85	$-
Net income (loss) attributable to Steel Excel	$1,817	$5,280	$1,335	$(1,663)

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.17	$(0.14)	$(0.14)	$0.09
Income (loss) from discontinued operations, net of taxes	$-	$0.63	$0.01	$-
Net income (loss) attributable to Steel Excel	$0.17	$0.48	$0.12	$(0.15)
Diluted
Income (loss) from continuing operations, net of taxes	$0.17	$(0.14)	$(0.14)	$0.09
Income (loss) from discontinued operations, net of taxes	$-	$0.63	$-	$-
Net income (loss)	$0.17	$0.48	$0.12	$(0.15)

Shares used for computing income (loss) per share:
Basic	10,880	10,881	10,881	10,887
Diluted	10,887	10,895	10,905	10,905

Year ended December 31, 2010
	Three-Month Period Ended:
	March 31,	July 1,	October 1,	December 31,
	2010	2010	2010	2010
	(in thousands, except per share amounts)

Net revenues	$-	$-	$-	$-
Gross profit (loss)	$-	$-	$-	$-
Income (loss) from continuing operations, net of taxes	$(6,059)	$(6,638)	$(350)	$(10,364)
Income (loss) from discontinued operations, net of taxes	$(914)	$(2,492)	$1,567	$518
Net income (loss) attributable to Steel Excel	$(6,973)	$(9,130)	$1,217	$(9,846)

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$(0.51)	$(0.55)	$(0.03)	$(0.94)
Income (loss) from discontinued operations, net of taxes	$(0.08)	$(0.21)	$0.14	$0.05
Net income (loss) attributable to Steel Excel	$(0.58)	$(0.76)	$0.10	$(0.89)
Diluted
Income (loss) from continuing operations, net of taxes	$(0.51)	$(0.55)	$(0.03)	$(0.94)
Income (loss) from discontinued operations, net of taxes	$(0.08)	$(0.21)	$0.14	$0.05
Net income (loss)	$(0.58)	$(0.76)	$0.10	$(0.89)

Shares used for computing income (loss) per share:
Basic	11,940	11,967	11,842	11,016
Diluted	11,940	11,967	11,854	11,016

STEEL EXCEL INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

The following table includes the activity in the Company’s valuation and qualifying accounts for the fiscal year ended December 31, 2011, the nine-month transition period ended December 31, 2010 and the fiscal year ended March 31, 2010:

	Beginning			Ending
	Balance	Additions	Deductions	Balance
	(in thousands)
Fiscal year ended December 31, 2011:
Allowance for doubtful accounts(1)(2)	$-	$80	$-	$80
Valuation allowance for deferred tax assets	$70,449	$-	$(941)	$69,508

Transition Period ended December 31, 2010:
Allowance for doubtful accounts(2)	$34	$-	$(34)	$-
Sales reserves(2)	$668	$270	$(938)	$-
Allowances(2)	$941	$703	$(1,644)	$-
Valuation allowance for deferred tax assets	$81,218	$-	$(10,769)	$70,449

Fiscal year ended March 31, 2010:
Allowance for doubtful accounts(2)	$46	$-	$(12)	$34
Sales reserves(2)	$823	$2,120	$(2,275)	$668
Allowances(2)	$923	$3,968	$(3,950)	$941
Valuation allowance for deferred tax assets	$75,948	$5,270	$-	$81,218

(1)	Amount relates to accounts receivables from our Oilfield Servicing segment.
(2)
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

Steel Excel Inc.

/s/ JOHN J. QUICKE
John J. Quicke Interim President and Chief Executive Officer
Date: March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. QUICKE	Interim President and Chief Executive Officer, and Director	March 13, 2012
John J. Quicke	(principal executive officer)

/s/ MARK ZORKO	Chief Financial Officer	March 13, 2012
Mark Zorko	(principal financial and accounting officer)

/s/ WARREN G. LICHTENSTEIN	Chairman	March 13, 2012
Warren G. Lichtenstein

/s/ JON S. CASTOR	Director	March 13, 2012
Jon S. Castor

/s/ JACK L. HOWARD	Director	March 13, 2012
Jack L. Howard

/s/ JOHN MUTCH	Director	March 13, 2012
John Mutch

/s/ GARY ULLMAN	Director	March 13, 2012
Gary Ullman

INDEX TO EXHIBITS

Exhibit			File
Number	Exhibit Description	Form	Number	Exhibit	File Date

2.1	Asset Purchase Agreement between the Company and PMC-Sierra, Inc.	10-Q	000-15071	2.1	08/11/10

2.2	Amended Asset Purchase Agreement between the Company and
	PMC-Sierra, Inc.	10-Q	000-15071	2.2	08/11/10

2.3	Second Amendment to the Asset Purchase Agreement between the
	Company and PMC-Sierra, Inc.	10-Q	000-15071	2.1	11/05/10

3.1	Certificate of Incorporation of Registrant filed with Delaware Secretary of
	State on November 19, 1997	10-K	000-15071	3.1	06/26/98

3.2	Certificate of Ownership and Merger filed with the Delaware Secretary of
	State on June 22, 2010	8-K	000-15071	3.1	06/25/10

3.3	Amendment to Certificate of Incorporation of Registrant filed with
	Delaware Secretary of State on October 3, 2011	8-K	000-15071	3.1	10/04/11

3.4	Second Amendment to Certificate of Incorporation of Registrant filed
	with Delaware Secretary of State on October 3, 2011	8-K	000-15071	3.2	10/04/11

3.5	Certificate of Ownership and Merger, dated October 3, 2011	8-K	000-15071	3.3	10/04/11

3.6	Certificate of Designation of Series B Preferred Stock filed with the
	Delaware Secretary of State on December 20, 2011	8-K	000-15071	3.1	12/22/11

3.7	Amended and Restated Bylaws of the Company, effective
	October 14, 2010	8-K	000-15071	3.1	10/20/10

4.1*	Specimen Common Stock Certificate

4.2	Indenture, dated as of December 22, 2003, by and between the Registrant
	and Wells Fargo Bank, National Association	10-Q	000-15071	4.01	02/09/04

4.3	Form of 3/4% Convertible Senior Subordinated Note	10-Q	000-15071	4.02	02/09/04

4.4	Tax Benefits Preservation Plan, dated December 21, 2011	8-K	000-15071	4.1	12/22/11

	Employment Agreements, Offer Letters and Separation Agreements

10.1†	Separation Agreement of John M. Westfield, effective November 17, 2009	10-Q	000-15071	10.3	02/03/10

10.2†	Separation Agreement of Subramanian Sundaresh, effective January 4, 2010	10-Q	000-15071	10.1	02/03/10

10.3†	Consulting Service Agreement of Subramanian Sundaresh, effective
	January 4, 2010‡	10-Q	000-15071	10.2	02/03/10

10.4†	Separation Agreement of John Noellert, effective February 4, 2010	10-K	000-15071	10.11	05/27/10

10.5†	Separation Agreement of Marcus Lowe, effective March 4, 2010	10-K	000-15071	10.12	05/27/10

10.6†	Separation Agreement of Mary L. Dotz, effective July 16, 2010	10-Q	000-15071	10.1	08/11/10

10.7†	Amended Separation Agreement of Mary L. Dotz, effective
	September 29, 2010	10-Q	000-15071	10.1	11/05/10

10.8†	Amended Separation Agreement of Mary L. Dotz, effective
	December 10, 2010	10-KT	000-15071	10.10	03/03/11

10.9†	Mary L. Dotz Retention Bonus Letter	10-KT	000-15071	10.11	03/03/11

10.10†	Independent Contractor Agreement with John J. Quicke	10-KT	000-15071	10.12	03/03/11

10.11†	Amendment No. 1 to the Independent Contractor Agreement with
	John J. Quicke	10-KT	000-15071	10.13	03/03/11

10.12†	Amendment No. 2 to the Independent Contractor Agreement with
	John J.Quicke	10-KT	000-15071	10.14	03/03/11

10.13†	Independent Contractor Agreement with Mary L. Dotz	10-Q	000-15071	10.4	08/09/11

	Stock Plans and Related Forms

10.14†	2004 Equity Incentive Plan, as amended and restated on August 20, 2008	Def 14A	000-15071	A	09/08/08

10.15†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04

10.16†	Form of Restricted Stock Purchase Agreement under the 2004 Equity
	Incentive Plan	10-Q	000-15071	10.03	11/10/04

10.17†	Form of Restricted Stock Unit Agreement under the 2004 Equity
	Incentive Plan	10-Q	000-15071	10.04	11/10/04

10.18†	Adaptec, Inc. 2006 Director Plan	Def 14A	000-15071	A	07/28/06

10.19†	Restricted Stock Award Agreement under 2006 Director Plan, as amended
	on February 7,2008	8-K	000-15071	10.02	02/11/08

10.20†	Stock Option Award Agreement under 2006 Director Plan, as amended
	on February 7, 2008	8-K	000-15071	10.01	02/11/08

10.21†	Stock Option Award Agreement under 2006 Director Plan, as amended on
	December 7, 2010	10-KT	000-15071	10.25	03/03/11

10.22†	Stock Appreciation Right Award Agreement under 2006 Director Plan as
	amended on February 7, 2008	8-K	000-15071	10.03	02/11/08

10.23†	Restricted Stock Unit Award Agreement under 2006 Director Plan, as
	amended on February 7, 2008	8-K	000-15071	10.04	02/11/08

10.24†	Restricted Stock Unit Award Agreement under 2006 Director Plan, as
	amended on December 7, 2010	10-KT	000-15071	10.28	03/03/11

10.25†	SNAP Appliance, Inc. 2002 Stock Option and Restricted Stock
	Purchase Plan	S-8	333-118090	4.04	08/10/04

	Other Compensatory Plans

10.26†	Director Compensation Policy, dated May 25, 2011	10-Q	000-15071	10.5	08/09/11

10.27†	Fiscal 2010 Incentive Plan	10-K	000-15071	10.29	05/27/10

10.28	Form of Indemnification Agreement entered into between the Company
	and its officers and directors	10-K	000-15071	10.47	06/06/07

Other Material Agreements

10.29	Settlement Agreement, dated as of October 26, 2007, among the Registrant,
	Steel Partners, L.L.C. and Steel Partners II, L.P.	8-K	000-15071	10.01	10/31/07

10.30	Management Services Agreement, dated October 1, 2011, between the
	Company and SP Corporate Services LLC	8-K	000-15071	10.1	10/06/11

10.31	Agreement of Purchase and Sale and Escrow Instructions, dated
	March 26, 2011, between the Company and Swift Realty Partners, LLC	10-Q	000-15071	10.1	08/09/11

10.32	First Amendment to the Agreement of Purchase and Sale and Escrow
Instructions, dated May 4, 2011, between the Company and
	Swift Realty Partners, LLC	10-Q	000-15071	10.2	08/09/11

10.33	Second Amendment to the Agreement of Purchase and Sale and Escrow
Instructions, dated May 26, 2011, between the Company and
	Swift Realty Partners, LLC	10-Q	000-15071	10.3	08/09/11

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, BDO USA LLP

23.2*	Consent of Predecessor Independent Registered Public Accounting Firm,
PricewaterhouseCoopers LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbased Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

† Management contract or compensatory plan or arrangement.

‡ Confidential treatment has been granted for portions of this agreement.

* Filed herewith.

** Furnished with this Form 10-K. In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for the purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.