Form 10-Q
period 2012-03-31
Steel Excel Inc.
filed 2012-05-10
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-15071

Steel Excel Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2748530 (I.R.S. Employer Identification No.)

2603 CAMINO RAMON, SUITE 200, SAN RAMON, CALIFORNIA (Address of principal executive offices)	94583 (Zip Code)

Registrant's telephone number, including area code (408) 945-8600

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨  No ☒

The number of shares of Steel Excel's common stock outstanding as of May 9, 2012 was 10,392,036.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Steel Excel Inc.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three-month Period Ended:
	March 31, 2012	April 1, 2011
	(in thousands, except per share amounts)

Net revenues	$14,807	$-

Cost of revenues	9,063	-

Gross margin	5,744	-

Operating expenses:
Selling, general and administrative	7,845	2,382
Restructuring charges	-	38
Total operating expenses	7,845	2,420

Loss from operations	(2,101)	(2,420)

Interest and other income (expense), net	(229)	5,332

(Loss) income from operations before income taxes	(2,330)	2,912

Provision for income taxes	(138)	(1,095)

Net (loss) income	(2,468)	1,817

Net loss attributable to non-controlling interest	$580	$-

Net (loss) income attributable to Steel Excel Inc.	$(1,888)	$1,817

Net (loss) income per share attributable to Steel Excel Inc.:
Basic	$(0.17)	$0.17
Diluted	$(0.17)	$0.17

Shares used to compute (loss) income per share:
Basic	10,891	10,880
Diluted	10,891	10,888

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$45,438	$8,487
Marketable securities	224,013	314,941
Accounts receivable, net of allowance of $0 and $80, respectively	11,586	4,660
Prepaid expenses and other current assets	3,455	2,055
Total current assets	284,492	330,143
Property and equipment, net	45,374	21,060
Goodwill	16,574	8,244
Intangible assets, net	19,273	5,786
Other long-term assets	3,481	3,444

Total assets	$369,194	$368,677

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,741	$1,841
Accrued and other liabilities	5,015	3,826
3/4% convertible senior subordinated notes	346	346
Total current liabilities	9,102	6,013
Other long-term liabilities	10,753	10,737
Deferred income taxes	-	30
Total liabilities	19,855	16,780

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	108	108
Additional paid-in capital	171,564	171,539
Accumulated other comprehensive income	553	743
Retained earnings	177,191	179,079
Total Steel Excel stockholders' equity	349,416	351,469
Non-controlling interest	(77)	428
Total stockholders' equity	349,339	351,897

Total liabilities and stockholders' equity	$369,194	$368,677

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-month Period Ended:
	March 31, 2012	April 1, 2011
	(in thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(1,888)	$1,817
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	25	8
Depreciation and amortization	2,270	774
Impairment loss on long-lived assets	1,981	-
Deferred income taxes	166	-
Gain on release of foreign currency translation, net of taxes	-	(2,542)
Loss attributable to non-controlling interest	(580)	-
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(6,926)	-
Prepaid expenses and other current assets	(1,417)	675
Other assets	(18)	(220)
Accounts payable	1,867	358
Accrueds and other liabilities	974	(2,384)
Net cash used in operating activities	(3,546)	(1,514)

Cash Flows from Investing Activities:
Purchases of net assets in acquisitions	(48,131)	-
Purchases of property and equipment	(1,625)	-
Purchases of marketable securities	(198,630)	(96,254)
Sales of marketable securities	261,312	114,014
Maturities of marketable securities	27,500	36,612
Investment by non-controlling interest	75	-
Net cash provided by investing activities	40,501	54,372

Effect of foreign currency translation on cash and cash equivalents	(4)	246

Net increase in cash and cash equivalents	36,951	53,104

Cash and cash equivalents, beginning of period	8,487	38,276

Cash and cash equivalents, end of period	$45,438	$91,380

Supplemental Disclosure of Cash Flows
Non-cash investing and financing activities:
Net unrealized gains (losses) on available-for-sale securities, net of taxes	$307	$(782)

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three-month Period Ended:
	March 31, 2012	April 1, 2011
	(in thousands)

Net (loss) income	$(2,468)	$1,817
Other comprehensive income (loss), net of taxes
Net foreign currency translation adjustment, net of taxes:
Foreign currency translation adjustment, net of taxes	5	152
Release of foreign currency translation gains, net of taxes	-	(2,542)
Subtotal	5	(2,390)
Net unrealized gain (loss) on marketable securities, net of taxes	307	(782)

Comprehensive loss	(2,156)	(1,355)
Comprehensive loss attributable to non-controlling interest	580	-

Comprehensive loss, net of taxes	$(1,576)	$(1,355)

 See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.      Description and Basis of Presentation

Description

Steel Excel Inc. (“Steel Excel” or the “Company”) is primarily focused on capital redeployment and identification of new business operations in which it can utilize its existing working capital and maximize the use of the Company’s net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield services, sports, training, education, entertainment, and lifestyle businesses. During the fiscal year ended December 31, 2011, the Company acquired two sports-related businesses and one oilfield services business. During the three-month period ended March 31, 2012, it acquired a second oilfield services business, and on April 30, 2012 entered into a definitive agreement to acquire a third oilfield services business. It currently operates in these two reportable segments, but may add others in the future depending upon acquisition opportunities to further redeploy its working capital.

Basis of Presentation

In the opinion of management, the accompanying Condensed and Consolidated Financial Statements (“Condensed Financial Statements”) of Steel Excel and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2011 audited financial statements. The Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America and are considered unaudited and condensed. The December 31, 2011 Condensed Balance Sheet was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 13, 2012.

The Company’s Condensed Financial Statements include the accounts of Steel Excel and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Reverse/Forward Stock Split

At the close of business on October 3, 2011, the Company effected a reverse split (the “Reverse Split”) immediately followed by a forward split (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). At the Company’s 2011 annual stockholders meeting, its stockholders approved a proposal authorizing the Board of Directors (the “Board”) to effect the reverse/forward stock split at exchange ratios determined by the Board within certain specified ranges.

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

All shares outstanding and per share information for the previous financial periods being reported have been adjusted to reflect the Reverse/Forward Split.

2.      Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies have not changed from those presented in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Effective January 1, 2012, the Company adopted the provisions of Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, or ASU No. 2011-05, and began presenting the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. The provisions of ASU No. 2011-05 are required to be adopted retroactively. As this guidance provides only presentation requirements, the adoption of this standard did not impact our results of operations, cash flows, or financial position.

There were no additional accounting pronouncements recently issued in the three-month period ended March 31, 2012, which are applicable to the Company or may be considered material to the Company. For a complete discussion of the impact of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

3.      Acquisitions

On February 9, 2012, the Company acquired the business and assets of Eagle Well Services, Inc., which now operates as Well Services Ltd. (“Well Services”) for an aggregate purchase price of $48.1 million in cash. Well Services engages in the business of workover rig well servicing, including down hole well maintenance and workover, down hole well repairs, well completions, well recompletions, well drill outs and clean outs, and well reentry. Well Services is included in the Company’s oilfield services reporting segment.

The Company accounted for this acquisition as a business combination and the total cash consideration of $48.1 million has been allocated on a preliminary basis to the net assets acquired based on their respective estimated fair values at February 9, 2012 as follows:

Amount
(in thousands)

Property and equipment	$23,842
Intangible assets	14,300
Accrued expenses	(137)
Total net identifiable assets	38,005

Goodwill	10,126

Net assets acquired	$48,131

The intangible assets acquired consist of customer relationships, which will be amortized on an accelerated basis over the useful life of ten years. The $10.1 million goodwill arises from the growth potential the Company sees for Well Services, along with expected synergies with the Company’s current oilfield services businesses, and is expected to be deductible for tax purposes. The acquisition-related costs for the purchase of Well Services included in “Selling, general and administrative” expenses in the Condensed Statements of Operations were $0.2 million for the three-month period ended March 31, 2012.

Well Services’ results of operations are included in the accompanying financial statements since the acquisition date. The Company is in the process of completing its assessment of the fair value of net assets acquired from this acquisition. Therefore, the fair values presented are provisional pending completion of the final valuation of the net assets.

Pro Forma Financial Information

The following pro forma financial information presents the combined results of the Company and Well Services, as if the acquisition had occurred at the beginning of the fiscal year ended December 31, 2011. Such pro forma results are not necessarily indicative of what would have actually occurred had the Well Services acquisition been in effect for the entire period. The pro forms results are as follows:

	Three-month Period Ended:
	March 31, 2012	April 1, 2011
	(in thousands)

Net revenues	$17,887	$7,721
Net (loss) income attributable to Steel Excel	$(1,177)	$3,816

4.      Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. As of March 31, 2012, the Company had an aggregate of 1.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 59,792 shares were subject to outstanding options and other stock-based awards and 1.7 million shares of were available for future grants of options and other stock-based awards. As of March 31, 2012, the Company had an aggregate of 0.4 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 48,069 shares were subject to outstanding options and other stock-based awards and 0.4 million shares were available for future grants of options and other stock-based awards.

Stock Benefit Plan Activities

Stock Options: A summary of option activity under all of the Company’s equity incentive plans as of March 31, 2012 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Instrinsic Value

Outstanding at December 31, 2011	94	$31.89
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at March 31, 2012	94	$31.89	5.44	$6,987.50

Options vested and expected to vest at March 31, 2012	84	$32.27	5.34	$3,863.69

Options exercisable at March 31, 2012	70	$32.98	5.12	$-

The aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock on the OTCQB Market and the exercise price of the underlying awards for the 3,250 shares subject to options that were in-the-money as of March 31, 2012. During both three-month periods ended March 31, 2012 and April 1, 2011, the aggregate intrinsic value of options exercisable under the Company’s equity incentive plans was minimal. As of March 31, 2012, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures was approximately $0.1 million and this expense is expected to be recognized over a remaining weighted-average period of 0.5 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and the 2006 Director Plan. As of March 31, 2012, there were 947 shares of service-based restricted stock awards and 16,417 shares of restricted stock units outstanding, respectively. The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock units as of March 31, 2012 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested restricted stock units at December 31, 2011 1	17	$0.01
Awarded	-	$-
Vested	-	$0.01
Forfeited	-	$-
Non-vested restricted stock units at March 31, 2012 1	17	$0.01

(1)
Non-vested restricted stock units at each period included shares to certain non-employee directors in which vesting will occur immediately if the relationship between the Company and the non-employee director ceases for any reason. These non-vested shares were recognized and fully expensed as stock-based compensation in the Condensed Statements of Operations at the date of grant or the date of modification.

All restricted stock units were awarded at the par value of $0.001 per share (adjusted to $0.01 per share to reflect the Reverse/Forward Split). As of March 31, 2012, the total unamortized stock-based compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was approximately $0.1 million, and this expense is expected to be recognized over a remaining weighted-average period of 0.5 years.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense for all stock-based awards made to its employees, directors and consultants based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. In addition, the Company applies the simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax shortfall.

Stock-based compensation expenses included in the Condensed Statements of Operations for the three-month period ended March 31, 2012 and April 1, 2011 were as follows:

	Three-month Period Ended:
	March 31, 2012	April 1, 2011
	(in thousands)
Stock-based compensation expense by caption:
Selling, marketing and administrative	$25	$8

Stock-based compensation expense by award type:
Stock options	$16	$4
Retricted stock	9	4
Total	$25	$8

The stock-based compensation expense in the above table does not reflect any significant tax expense, which is consistent with the Company’s treatment of income or loss from its United States operations. For the three-month periods ended March 31, 2012 and April 1, 2011, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the three-month periods ended March 31, 2012 and April 1, 2011.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for all stock-based awards. No grants were made in the three-month periods ended March 31, 2012 and April 1, 2011 for stock options and other stock-based awards.

5.      Marketable Securities

The Company’s investment policy focuses on three objectives:  to preserve capital, to meet liquidity requirements, and to maximize total return. The Company’s investment policy establishes minimum ratings for each classification of investments when purchased and investment concentration is limited to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio. During the three-month period ended March 31, 2012, the Company’s Board of Directors executed a written consent permitting the Company to invest up to $10 million in publicly traded companies engaged in certain oilfield servicing, energy services, and related businesses, which is an exception to our investment policy. Additional exceptions to the investment policy may be approved in the future. Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company’s portfolio of marketable securities at March 31, 2012 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$29,148	$-	$-	$29,148
United States government securities	220,580	327	(29)	220,878
Government agencies	3,503	11	-	3,514
Corporate obligations	1,506	3	-	1,509
Total available-for-sale securities	254,737	341	(29)	255,049
Amounts classified as cash equivalents	(31,036)	-	-	(31,036)
Amounts classified as marketable securities	$223,701	$341	$(29)	$224,013

The Company’s portfolio of marketable securities at December 31, 2011 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$3,029	$-	$-	$3,029
United States government securities	309,189	593	(3)	309,779
Government agencies	3,505	21	-	3,526
Corporate obligations	1,513	8	-	1,521
Total available-for-sale securities	317,236	622	(3)	317,855
Amounts classified as cash equivalents	(2,914)	-	-	(2,914)
Amounts classified as marketable securities	$314,322	$622	$(3)	$314,941

Sales of marketable securities resulted in gross realized gains of $0.1 million and $0.5 million during the three-month periods ended March 31, 2012 and April 1, 2011, respectively. Sales of marketable securities resulted in gross realized losses of $0.1 million during the three-month period ended April 1, 2011. The gross realized losses for the three-month period ended March 31, 2012 was immaterial.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

U.S. government securities	$87,152	$(30)	$-	$-	$87,152	$(30)

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

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month periods ended March 31, 2012 and April 1, 2011 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.

The amortized cost and estimated fair value of investments in available-for-sale securities as March 31, 2012 and December 31, 2011, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)

Mature in one year or less	$215,969	$216,051
Mature after one year through three years	38,767	38,997
Total	$254,736	$255,048

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

Financial Assets Measured at Fair Value on a Recurring Basis

The Company utilized levels 1, 2 and 3 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid. Level 1 instruments also include United States government securities, government agencies, and state and municipalities, as these securities are backed by the federal or state governments and traded in active markets frequently with sufficient volume. Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include mortgage-backed securities, corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value, which includes the Company’s two venture fund investments. The Company periodically monitors its two venture capital funds and records these investments within “Other long-term assets” on the Condensed Balance Sheets based on quarterly statements the Company receives from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and other income, net,” in the Condensed Statements of Operations. At March 31, 2012, there were no significant transfers that occurred between any of the levels of the Company’s financial assets.

A summary of financial assets measured at fair value on a recurring basis at March 31, 2012 was as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash, including short-term deposits 1	$43,550	$43,550	$-	$-
United States government securities 2	220,878	220,878	-	-
Government agencies 2	3,514	3,514	-	-
Corporate oligations 2	1,509	-	1,509	-
Non-controlling interests in certain funds 3	1,117	-	-	1,117
	$270,568	$267,942	$1,509	$1,117

(1)	At March 31, 2012, the Company recorded $43.4 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”

A summary of financial assets measured at fair value on a recurring basis at December 31, 2011 was as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash, including short-term deposits 1	$8,601	$8,601	$-	$-
United States government securities 2	309,780	309,780	-	-
Government agencies 2	3,526	3,526	-	-
Corporate oligations 2	1,521	-	1,521	-
Non-controlling interests in certain funds 3	1,117	-	-	1,117
Total	$324,545	$321,907	$1,521	$1,117

(1)	At December 31 2011, the Company recorded $8.5 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”

The Company’s other financial instruments include accounts payable and accrued and other liabilities. Carrying values of these financial liabilities approximate their fair values due to the relatively short maturity of these items. The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at March 31, 2012 and December 31, 2011 was approximately $0.3 million on both dates. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis for the 3/4% Notes of approximately $0.3 million at March 31, 2012 to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value. The Company may seek to make open market repurchases of the remaining balance of its 3/4% Notes within the next twelve months.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company has no non-financial assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011.

7.      Long-Lived Assets

The Company regularly performs reviews of its long-lived assets to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of its long-lived assets may not be recoverable. For more details, refer to the Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Property and Equipment, Net

The components of property and equipment, net, as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Rigs and workover equipment	$27,415	$11,750
Other equipment	11,971	3,205
Leasehold improvements	6,075	5,677
Vehicles	1,018	648
Furniture and fixtures	8	100
Assets in progress	225	-
	46,712	21,380
Accumulated depreciation	(1,338)	(320)
Property and equipment, net	$45,374	$21,060

Depreciation expense for the three-month period ended March 31, 2012 aggregated $1.0 million, with $0.9 million in “Cost of revenues” and $0.1 million in “Selling, general and administrative” expenses in the Condensed Statement of Operations. There was no depreciation expense in the three-month period ended April 1, 2011.

During the three-month period ended March 31, 2012, the Company wrote down $0.1 million of property and equipment from The Show to zero-value, as The Show is not meeting forecasted projections, with no expectation to perform as represented when acquired. This write-down is included in “Selling, general and administrative” expenses in the Condensed Statement of Operations.

Intangible Assets, Net

The components of intangible assets, net, as of March 31, 2012 were as follows:

		Accumulated		Amortization	Estimated
	Cost	Amortization	Net	Method	Useful Life
	(in thousands)
Sports-Related:
Customer relationships	$235	$(31)	204	Straight-line	5 years

Oilfield Servicing:
Customer relationships	19,000	(711)	18,289	Accelerated	10 years
Trade names	900	(120)	780	Accelerated	5 years
	19,900	(831)	19,069
Intangible assets, net	$20,135	$(862)	$19,273

The components of intangible assets, net, as of December 31, 2011 were as follows:

		Accumulated		Amortization	Estimated
	Cost	Amortization	Net	Method	Useful Life
	(in thousands)
Sports-Related:
Customer relationships	$235	$(20)	215	Straight-line	5 years

Oilfield Servicing:
Customer relationships	4,700	(29)	4,671	Accelerated	10 years
Trade names	900	-	900	Accelerated	5 years
	5,600	(29)	5,571
Intangible assets, net	$5,835	$(49)	$5,786

Amortization expense for the three-month periods ended March 31, 2012 and April 1, 2011 was $0.8 million and $0, respectively, and is included in “Selling, general and administrative” expenses in the Condensed Statements of Operations.

Estimated aggregate future amortization expenses for the next five years for the intangible assets by reporting segment are as follows:

		Oilfield
	Sports-Related	Servicing
	(in thousands)
For the year ended December 31:
2012 (remaining nine months)	$35	$3,183
2013	47	3,295
2014	47	2,585
2015	47	2,126
2016	27	1,669
	$203	$12,858

Goodwill

During the three-month period ended March 31, 2012, the Company wrote off goodwill from The Show of $1.7 million, as The Show is not meeting forecasted projections, with no expectation to perform as represented when acquired. This is included in “Selling, general and administrative” expenses in the Condensed Statement of Operations.

Goodwill by reporting segment as of March 31, 2012 was as follows:

	Sports-Related	Oilfield Services	Total
	(in thousands)

Balance, December 31, 2011	$1,989	$6,255	$8,244
Acquired goodwill	-	10,126	10,126
Impairment loss	(1,796)	-	(1,796)
Balance, March 31, 2012	$193	$16,381	$16,574

8.      Liabilities

The Company’s “Accrued and other liabilities” as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Tax-related	$317	$56
Accrued compensation and related taxes	2,456	1,593
Deferred revenue	1,232	278
Professional services	549	485
Accrued workers compensation	-	1,233
Other	461	181
Total	$5,015	$3,826

The Company’s “Other long-term liabilities” as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Tax-related	$10,737	$10,737
Other	16	-
	$10,753	$10,737

9.      Commitments and Contingencies

Contractual Obligations

Through its recent acquisitions, the Company assumed leases of property expiring in various dates through 2016 with the following non-cancelable obligations:

Amount
(in thousands)
For the year ended December 31:
2012 (remaining nine months)	$452
2013	457
2014	431
2015	431
2016	425
$2,196

Legal Proceedings

The information contained under the heading, “Legal Proceedings,” set forth under Part II, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

10.    Restructuring Charges

The Company implemented restructuring plans during its nine-month transition period ended December 31, 2010 and during fiscal 2010 and 2009. The goals of these plans were to bring the Company’s operational expenses to appropriate levels relative to its historical net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Condensed Statements of Operations. These plans were completed as of December 31, 2011 so there is no restructuring activity in the three-month period ended March 31, 2012.

Activity in the restructuring accrual for all outstanding plans for the three-month period ended April 1, 2011 was as follows:

	Severance
	and Benefits	Other Charges	Total
	(in thousands)

Accrual balance at December 31, 2010	$881	$350	$1,231
Accrual adjustments	38	-	38
Cash paid	(813)	(111)	(924)
Accrual balance at April 1, 2011	$106	$239	$345

11.    Interest and Other Income (Expense), Net

The components of ”Interest and other income (expense), net” for the three-month periods ended March 31, 2012 and April 1, 2011 were as follows:

	Three-Month Period Ended:
	March 31, 2012	April 1, 2011
	(in thousands)

Interest income, net	$303	$1,390
Realized currency translation gains	49	3,846
Write-off of loan to The Show	(500)	-
Other	(81)	96
	$(229)	$5,332

The realized currency translation gains are primarily the result of substantial liquidations of certain of the Company’s foreign subsidiaries. The Company wrote off its loan to The Show because The Show is not meeting forecasted projections, with no expectation to perform as represented when acquired. Therefore, the Company does not anticipate repayment of its loan by The Show.

12.    Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable.  Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the three-month periods ended March 31, 2012 and April 1, 2011 include foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes.  Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period.  Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

The Company recorded a tax expense of $0.1 million for the three-month period ended March 31, 2012. This is primarily the result of two discrete tax expenses of which one is related to the amortization of indefinite lived intangible assets, and the other is related to mark-to-market adjustments to the value of available-for-sale securities. For the three-month period ended April 1, 2011, the Company recorded a tax provision of $1.1 million as it realized certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries during the period. This was offset by income tax benefits from losses incurred in other foreign jurisdictions and the reversal of foreign taxes reserves.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income.  If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income.  The Company has adopted a tax benefits preservation plan with the intention of reducing the likelihood of an ownership change. However, the Company cannot ensure that this plan will be effective in deterring all transfers of the Company’s common stock that could result in such an ownership change. Additionally, if stockholders holding a majority of the Company’s outstanding shares of common stock do not approve the plan prior to the final adjournment of the Company’s 2012 Annual Meeting of Stockholders, the plan will expire.  For details regarding the Company’s NOL carryforwards prior to the three-month period ended March 31, 2012, please refer to Note 14 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

As of March 31, 2012, the Company’s total gross unrecognized tax benefits were $29.9 million, of which $9.2 million, if recognized, would affect the effective tax rate.  There have been no material changes to the Company’s total gross unrecognized tax benefits from December 31, 2011.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of March 31, 2012, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions.  U.S. tax attributes generated in fiscal years 1999 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

13.    Segment Information

The Company currently reports its business in two reportable segments: sports-related and oilfield services. The Company also maintains general operations as it continues to explore additional working capital redeployment opportunities. There were no reportable segments in the three-month period ended April 1, 2011.

Segment information as of March 31, 2012 and for the three-month period then ended is as follows:

	Sports-	Oilfield	General
	Related	Services	Corporate	Consolidated
	(in thousands)

Net revenues	$517	$14,290	$-	$14,807

Operating income (loss)	$(3,122)	$3,316	$(2,295)	$(2,101)

Total assets	$7,852	$87,671	$273,671	$369,194

Accounts receivable	$494	$11,092	$-	$11,586

Property and equipment, net	$5,857	$39,517	$-	$45,374

The operating loss for the sports-related reporting segment includes a write-down of goodwill, property and equipment, and inventory aggregating $1,981.

14.    Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock-based awards, calculated using the treasury stock method, and convertible notes that are potentially dilutive at certain earnings levels, and are computed using the if-converted method. As disclosed in Note 1, all share information for the prior year period has been adjusted to reflect the Reverse/Forward Split.

A reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share attributable to Steel Excel computations was as follows:

	Three-Month Period Ended:
	March 31, 2012	April 1, 2011
	(in thousands), except per share amounts
Numerators (basic and diluted)
Net (loss) income	$(1,888)	$1,817

Denominators
Basic weighted-average shares outstanding	10,891	10,880
Effect of dilutive securities:
Stock-based awards	-	8
Diluted weighted-average shares outstanding	10,891	10,888

Net (loss) income per share:
Basic	$(0.17)	$0.17
Diluted	$(0.17)	$0.17

Diluted net loss per share for the three-month period ended March 31, 2012 was based only on the weighted-average number of shares outstanding during that period, as inclusion of any common stock equivalents would have been antidilutive. Certain potential common shares were excluded from the diluted computation for the three-month period ended April 1, 2011 because their inclusion would have been anti-dilutive. The potential common shares excluded for the three-month periods March 31, 2012 and April 1, 2011 were as follows:

	Three-Month Period Ended:
	March 31, 2012	April 1, 2011
	(in thousands)

Outstanding stock options	87	23
Outstanding restricted stock	17	8
3.4% Convertible senior subordinated notes	3	3

15.    Related Party Transactions

As of March 31, 2012, Steel Partners Holdings, L.P., SPH Group LLC, SPH Group Holdings LLC, and Steel Partners Holdings GP Inc. (collectively, “Steel Partners”) beneficially owned approximately 40% of the Company’s outstanding common stock. Jack L. Howard, John J. Quicke, and Warren G. Lichtenstein are directors of the Company and each such person is deemed to be an affiliate of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended. Each of the three directors is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy. In addition, Mr. Quicke currently serves as the Interim President and CEO of the Company and is compensated $30,000 per month in connection with this role, which is in addition to the compensation he receives as a non-employee board member. Mr. Quicke also serves as the CEO of other affiliates of Steel Partners.

Pursuant to a management services agreement between the Company and SP Corporate Services LLC (“SP Corporate”), the Company used $0.1 million of various services during the three-month period ended March 31, 2012. SP Corporate is an affiliate of Steel Partners.

See Note 16 below for discussion of a pending acquisition of a company majority-owned by Steel Partners.

16.    Subsequent Events

On April 30, 2012, the Company entered into a definitive share acquisition agreement (the “Agreement”) to acquire Sun Well Service, Inc. (“Sun Well”), an operating subsidiary of BNS Holding, Inc. (“BNS”). Steel Partners owns approximately 85% of BNS. Sun Well is a provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin in North Dakota and Montana. Sun Well will be included in the Company’s oilfield services reporting segment.

Pursuant to the terms of the Agreement, the Company will acquire all of the capital stock of SWH, Inc., the parent company of Sun Well, for an acquisition price of $85 million less net debt (debt outstanding less cash), subject to certain adjustments. The acquisition price will be paid through the issuance of up to 2,200,000 shares of the Company’s common stock (valued at $30 per share) and cash. The acquisition is contingent upon BNS stockholder approval, among other things, and is expected to close by the end of the June 30, 2012 quarter.

As a result of the acquisition, Steel Partners will beneficially own slightly over 50% of the Company’s outstanding common stock.

The Company and BNS each appointed a special committee of independent directors to consider and negotiate this transaction because of the interest of Steel Partners in each company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our ability to consolidate and manage our newly acquired businesses; failure to achieve expected cost savings and other synergies from our newly acquired businesses; our ability to identify suitable acquisition candidates or business and investment opportunities; our ability to realize the benefits of our net tax operating losses; the possibility of being deemed an investment company under the Investment Company Act of 1940, as amended, which may make it difficult for us to complete future business combinations or acquisitions; the potential need to record additional impairment charges for long-lived assets or marketable securities based on current market conditions; fluctuations in demand for our services; operating risks inherent in the oilfield services industry; environmental and other health and safety laws and regulations, including those relating to climate change; general economic conditions and our expected liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this report.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

All shares outstanding and per share information for the previous financial periods being reported have been adjusted to reflect the Reverse/Forward Split.

Overview

We are primarily focused on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield services, sports, training, education, entertainment, and lifestyle businesses. During the fiscal year ended December 31, 2011, we acquired two sports-related businesses and one oilfield services business. We currently operate in these two reportable segments, but may add others in the future depending upon acquisition opportunities to further redeploy our working capital.

On February 9, 2012, we acquired the business and assets of Eagle Well Services, Inc., which now operates as Well Services Ltd. (“Well Services”), a leader in the oilfield service industry serving customers in the Bakken basin of North Dakota and Montana. The purchase price was $48.1 million in cash. Well Services is included in our oilfield services reporting segment.

On April 30, 2012, we entered into a definitive share acquisition agreement (the “Agreement”) to acquire Sun Well Service, Inc. (“Sun Well”), an operating subsidiary of BNS Holding, Inc. (“BNS”). Sun Well is a provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin in North Dakota and Montana. Sun Well will be included in our oilfield services reporting segment.

Pursuant to the terms of the Agreement, we will acquire all of the capital stock of SWH, Inc., the parent company of Sun Well, for an acquisition price of $85 million less net debt (debt outstanding less cash), subject to certain adjustments. The acquisition price will be paid through the issuance of up to 2,200,000 shares of our common stock (valued at $30 per share) and cash. Affiliates of Steel Partners Holdings L.P. (“Steel Partners”) currently own approximately 40% of our outstanding common stock and 85% of BNS. The acquisition is contingent upon BNS stockholder approval, among other things, and is expected to close by the end of the June 30, 2012 quarter.

As a result of the acquisition, Steel Partners will beneficially own slightly over 50% of our outstanding common stock. We and BNS each appointed a special committee of independent directors to consider and negotiate this transaction because of the interest of Steel Partners in each company.

Results of Operations

Since we completed the wind down of our Aristos Business in September 2010, we did not have operating businesses in the three-month period ended April 1, 2011. Therefore, there are no comparisons for net revenues, cost of revenues, and gross margin.

Revenues and Gross Margin

Revenues for the three-month period ended March 31, 2012 were $14.8 million, with a gross margin of $5.7 million (38.5% as a percentage of revenues). Our sports-related reporting segment had revenues of $0.5 million, with a gross margin of $0.2 million, while our oilfield services reporting segment had revenues of $14.3 million, with a gross margin of $5.5 million.

Operating Expenses

Operating expenses now consist of selling, general and administrative expenses only as our current operations do not include research and development. Total operating expenses for the three-month period ended March 31, 2012 were $7.8 million, with the sports-related and oilfield services reporting segments aggregating $3.3 million and $2.1 million, respectively. The sports-related operating expenses included write-downs of goodwill, inventory, and property and equipment for The Show, which aggregated $2.0 million. The Show is not meeting forecasted projections, with no expectation to perform as represented when acquired on August 15, 2011.

Interest and Other Income (Expense), Net

For the three-month period ended March 31, 2012, we have net interest and other expense of $0.2 million compared to net interest and other income of $5.3 million for the same period of fiscal 2011. This is primarily the result of our realizing foreign currency translation gains from substantial liquidation of certain of our foreign subsidiaries that aggregated $3.8 million in the three-month period ended April 1, 2011, compared to $49,000 for the three-month period ended March 31, 2012. In addition, a change in our investments to more liquid assets resulted in our interest income being reduced to $0.3 million in the three-month period ended March 31, 2012, compared to $1.4 million in the same period of fiscal 2011. In addition, the three-month period ended March 31, 2012 included a write-off of a $0.5 million loan to The Show. As The Show is not expected to meet forecasted projections, we do not anticipate it will be able to make repayment of the loan.

Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable.  Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the three-month periods ended March 31, 2012 and April 1, 2011 include foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes.  Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period.  Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

The Company recorded a tax expense of $0.1 million for the three-month period ended March 31, 2012. This is primarily the result of two discrete tax expenses of which one is related to the amortization of indefinite lived intangible assets, and the other is related to mark-to-market adjustments to the value of available-for-sale securities. For the three-month period ended April 1, 2011, the Company recorded a tax provision of $1.1 million as it realized certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries during the period. This was offset by income tax benefits from losses incurred in other foreign jurisdictions and the reversal of foreign taxes reserves.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income.  If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income.  The Company has adopted a tax benefits preservation plan with the intention of reducing the likelihood of an ownership change. However, the Company cannot ensure that this plan will be effective in deterring all transfers of the Company’s common stock that could result in such an ownership change. Additionally, if stockholders holding a majority of the Company’s outstanding shares of common stock do not approve the plan prior to the final adjournment of the Company’s 2012 Annual Meeting of Stockholders, the plan will expire.  For details regarding the Company’s NOL carryforwards prior to the three-month period ended March 31, 2012, please refer to Note 14 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

As of March 31, 2012, the Company’s total gross unrecognized tax benefits were $29.9 million, of which $9.2 million, if recognized, would affect the effective tax rate.  There have been no material changes to the Company’s total gross unrecognized tax benefits from December 31, 2011.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of March 31, 2012, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions.  U.S. tax attributes generated in fiscal years 1999 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:  Our principal source of liquidity is cash, cash equivalents, and marketable securities on hand.  We focus on managing the critical components of working capital, which include payables and short-term debt. Our working capital at March 31, 2012 and December 31, 2011 was $275.4 million and $324.1 million, respectively.  The decrease in working capital of $48.7 million at March 31, 2012 compared to December 31, 2011 was primarily attributable to the acquisition of the business and assets of Well Services for $48.1 million on February 9, 2012.

Operating Activities: Net cash used by operating activities was $3.5 million in the three-month period ended March 31, 2012, compared to $1.5 million in the same period of fiscal 2011. This difference is primarily the result of the $2.5 million gain on the release of foreign currency translation in the fiscal 2011 period. In addition, we have more operating assets and liabilities in the current period compared to the fiscal 2011 period due to our return to operating businesses with our sports-related and oilfield services reporting segments, which did not exist in the corresponding three-month period of fiscal 2011.

Investing Activities: Net cash provided by investing activities decreased to $40.5 million for the three-month period ended March 31, 2012, compared to $54.4 million for the same period of fiscal 2011. Purchases of marketable securities used cash of $198.6 million and $98.3 million for the fiscal 2012 and 2011 periods, respectively. Sales of marketable securities provided cash of $261.3 million and $114.0 million for the fiscal 2012 and 2011 periods, respectively. However, this was partially offset in the fiscal 2012 period by the acquisition of the business and assets of Well Services for $48.1 million. We continue to manage our cash through interest-bearing accounts.

Financing Activities:  We had no financing activities for both three-month periods ended March 31, 2012 and April 1, 2011.

Liquidity Requirements

At March 31, 2012, we had $269.4 in cash, cash equivalents and marketable securities, of which approximately $1.7 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and government agencies, and were recorded on our Condensed Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in shareholders’ equity.

In the three-month periods ended March 31, 2012 and April 1, 2011, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In the future, we may make additional acquisitions of businesses, and we may be required to use a significant portion of our available cash balances for such acquisitions or for working capital needs thereafter. Net accounts receivable were $11.5 million and $4.7 million at March 31, 2012 and December 31, 2011, respectively. The increase of $6.8 million is primarily due to the recent acquisition of Well Services and increased revenues from our other oilfield services business, Rogue Pressure Services, LLC. We believe our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

We have invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At March 31, 2012 and December 31, 2011, the carrying value of such investments aggregated $1.1 million for both periods, which were based on quarterly statements we receive from each of the funds.  The statements are generally received one quarter in arrears, as more timely valuations are not practical.  The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company.  The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these equity investments in the future.

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

Commitments and Contingencies

Legal Proceedings

The information contained under the heading, “Legal Proceedings,” set forth under Part II, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Contractual Obligations

Through our recent acquisitions, we assumed leases of property with the following non-cancelable obligations:

Amount
(in thousands)
For the year ended December 31:
2012 (remaining nine months)	$452
2013	457
2014	431
2015	431
2016	425
$2,196

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted the provisions of Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, or ASU No. 2011-05, and began presenting the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. The provisions of ASU No. 2011-05 are required to be adopted retroactively. As this guidance provides only presentation requirements, the adoption of this standard did not impact our results of operations, cash flows, or financial position.

There were no additional accounting pronouncements recently issued in the three-month period ended March 31, 2012, which are applicable to us or may be considered material to us. For a complete discussion of the impact of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

Our critical accounting policies have not changed from those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, equity price, and foreign currency exchange rates, reference is made to “Item 7A Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011. Our exposure to market risk has not changed materially since December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer, or Interim CEO, and our Chief Financial Officer, or CFO, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form10-Q. Based upon that evaluation, our Interim CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms and (ii) is accumulated and communicated to our management, including our Interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2012, which was the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces significant risks. The risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our results of operations and financial condition. If any of the events or circumstances described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 actually occurs, our business, financial condition, or results of operations could suffer, and the trading price of our common stock could decline.

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

Steel Excel Inc.

By:	/s/ John J. Quicke	Date: May 10, 2012
John J. Quicke Interim President and Chief Executive Officer (principal executive officer)

By:	/s/ Mark A. Zorko
	Mark A. Zorko Chief Financial Officer (principal financial officer)	Date: May 10, 2012