Form 10-Q/A
period 2012-03-31
Steel Excel Inc.
filed 2012-05-15
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-Q/A
Amendment No. 1

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

The number of shares of Steel Excel's common stock outstanding as of May 9, 2012 was 10,892,036.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Steel Excel Inc.  (the “Company”) for the quarter ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 10, 2012 (the “Original Filing”), is being filed solely to correct an error in the number of shares of common stock outstanding as of May 9, 2012 shown on the cover page. The correct number of shares of common stock outstanding as of such date is 10,892,036, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. The Company has not taken into account any other events occurring after the filing of the Original Filing which might have affected any disclosures in the Original Filing, nor has the Company amended, modified, updated or otherwise changed any disclosures to reflect any subsequent events.

Item 6. Exhibits

31.1*	Certification of the Principal Executive Officer, John J. Quicke, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, Mark. A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Steel Excel Inc.

By:	/s/ John J. Quicke	Date: May 15, 2012
John J. Quicke Interim President and Chief Executive Officer