Form 10-Q
period 2012-06-30
Steel Excel Inc.
filed 2012-08-09
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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

The number of shares of Steel Excel's common stock outstanding was 12,931,829 as of August 9. 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Steel Excel Inc.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three-month Period Ended:		Six-month Period Ended:
	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
	(in thousands, except per share amounts)

Net revenues	$24,540	$-	$39,347	$-
Cost of revenues	15,002	-	24,065	-
Gross margin	9,538	-	15,282	-

Operating expenses:
Selling, general and administrative	6,819	2,984	14,663	5,366
Restructuring charges			-	38
Total operating expenses	6,819	2,984	14,663	5,404

Income (loss) from continuing operations	2,719	(2,984)	619	(5,404)

Interest and other income (expense), net	177	2,795	(52)	8,127

Income (loss) from continuing operations before income taxes	2,896	(189)	567	2,723

Provision for income taxes	(654)	(1,361)	(793)	(2,456)

Income (loss) from continuing operations, net of taxes	2,242	(1,550)	(226)	267

Income from discontinued operations, net of taxes	-	1,910	-	1,910
Gain on disposal of discontinued operations, net of taxes	-	4,920	-	4,920
Income from discontinued operations, net of taxes	-	6,830	-	6,830

Net income (loss)	2,242	5,280	(226)	7,097

Net loss attributable to non-controlling interest	$-	$-	$(580)	$-

Net income attributable to Steel Excel Inc.	$2,242	$5,280	$354	$7,097

Income (loss) per share:
Basic
Income from continuing operations, net of taxes	$0.19	$(0.14)	$(0.02)	$0.02
Income (loss) from discontinued operations, net of taxes	$-	$0.63	$-	$0.63
Net income attributable to Steel Excel Inc.	$0.19	$0.49	$0.03	$0.65

Diluted
Income (loss) from continuing operations, net of taxes	$0.19	$(0.14)	$(0.02)	$0.02
Income (loss) from discontinued operations, net of taxes	$-	$0.63	$-	$0.63
Net income attributable to Steel Excel Inc.	$0.19	$0.48	$0.03	$0.65

Shares used to compute income (loss) per share:
Basic	11,588	10,881	11,240	10,881
Diluted	11,605	10,895	11,257	10,891

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three-month Period Ended:		Six-month Period Ended:
	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
	(in thousands)

Net income attributable to Steel Excel Inc.	$2,242	$5,280	$354	$7,097
Other comprehensive income (loss), net of taxes
Net foreign currency translation adjustment, net of taxes:
Foreign currency translation adjustment, net of taxes	(27)	7	(22)	159
Release of foreign currency translation gains, net of taxes	-	-	-	(2,542)
Subtotal	(27)	7	(22)	(2,383)
Net unrealized gain on marketable securities, net of taxes	75	858	858	76

Comprehensive income	2,290	6,145	1,190	4,790
Comprehensive loss attributable to non-controlling interest	-	-	(580)	-

Comprehensive income attributable to Steel Excel Inc.	$2,290	$6,145	$1,770	$4,790

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$70,869	$8,487
Marketable securities	188,207	314,941
Accounts receivable, net of allowance of $0 and $80, respectively	24,654	4,660
Prepaid expenses and other current assets	3,113	2,055
Total current assets	286,843	330,143
Property and equipment, net	75,873	21,060
Goodwill	40,103	8,244
Intangible assets, net	45,013	5,786
Other long-term assets	4,314	3,444

Total assets	$452,146	$368,677

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,416	$1,841
Accrued and other liabilities	8,759	3,826
Current portion of capital lease obligations	405	-
Current portion of long-term debt	4,000	-
3/4% convertible senior subordinated notes	346	346
Total current liabilities	16,926	6,013
Other long-term liabilities	10,760	10,737
Deferred income taxes	5,586	30
Capital lease obligations, net of current portion	1,190	-
Long-term debt, net of current portion	11,000	-
Total liabilities	45,462	16,780

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	12,932	10,892
Additional paid-in capital	213,891	160,755
Accumulated other comprehensive income	505	743
Retained earnings	179,433	179,079
Total Steel Excel stockholders' equity	406,761	351,469
Non-controlling interest	(77)	428
Total stockholders' equity	406,684	351,897

Total liabilities and stockholders' equity	$452,146	$368,677

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-month Period Ended:
	June 30, 2012	July 1, 2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$354	$7,097
Less: Income from discontinued operations, net of taxes	-	(6,830)
Income from continuing operations, net of taxes	354	267
Adjustments to reconcile income from continuing operations, net of taxes to net cash provided by operating activities:
Net loss attributable to non-controlling interest	(580)	-
Stock-based compensation expense	436	460
Depreciation and amortization	5,963	1,412
Impairment of long-lived assets	1,981	-
Deferred income taxes	275	1,365
Gain on release of foreign currency translation, net of taxes	-	(2,542)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(12,761)	-
Prepaid expenses and other current assets	(293)	1,268
Assets held for sale	-	6,216
Other assets	(166)	(83)
Accounts payable	506	(258)
Accrueds and other liabilities	(1,348)	(4,144)
Net cash (used in) provided by operating activities of continuing operations	(5,633)	3,961
Net cash provided by operating activities of discontinued operations	-	6,848
Net cash (used in) provided by operating activities	(5,633)	10,809

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(52,492)	-
Purchases of property and equipment	(4,073)	-
Investment by non-controlling interest	75	-
Purchases of marketable securities	(392,898)	(478,222)
Sales of marketable securities	490,932	383,143
Maturities of marketable securities	27,500	49,571
Net cash provided by (used in) investing activities	69,044	(45,508)

Cash Flows from Financing Activities:
Repayments on capital lease obligations	(32)	-
Repayments on long-term debt	(1,000)	-
Proceeds from issuance of common stock	-	29
Net cash (used in) provided by financing activities	(1,032)	29

Effect of foreign currency translation on cash and cash equivalents	3	288

Net increase (decrease) in cash and cash equivalents	62,382	(34,382)

Cash and cash equivalents, beginning of period	8,487	38,276

Cash and cash equivalents, end of period	$70,869	$3,894

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.     Description and Basis of Presentation

Description

Steel Excel Inc. (“Steel Excel” or the “Company”) is primarily focused on capital redeployment and identification of new business operations in which it can utilize its existing working capital and maximize the use of the Company’s net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield services, sports, training, education, entertainment, and lifestyle businesses. During the fiscal year ended December 31, 2011, the Company acquired two sports-related businesses (Baseball Heaven and The Show) and one oilfield services business (Rogue Pressure Services). During the six-month period ended June 30, 2012, it acquired two additional oilfield services businesses (Eagle Well Services and Sun Well Service). The Company currently operates in these two reportable segments, but may add other segments in the future depending upon acquisition opportunities to further redeploy its working capital.

Basis of Presentation

In the opinion of management, the accompanying Condensed, Consolidated Financial Statements (“Condensed Financial Statements”) of Steel Excel and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2011 audited financial statements. The Condensed Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America and are considered unaudited and condensed. The December 31, 2011 Condensed Balance Sheet was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 13, 2012.

The Company’s Condensed Financial Statements include the accounts of Steel Excel and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Reverse/Forward Stock Split

At the close of business on October 3, 2011, the Company effected a reverse split (the “Reverse Split”) immediately followed by a forward split (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). At the Company’s 2011 annual stockholders meeting, its stockholders approved a proposal authorizing the Board of Directors (the “Board”) to effect the Reverse/Forward Split at exchange ratios determined by the Board within certain specified ranges.

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

In September 2011, the Financial Accounting Standards Board issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 was effective for the Company’s first quarter of 2012. The Company performs its annual goodwill impairment test during the fourth quarter. The Company does not believe adoption of this standard during the fourth quarter of 2012 will have an impact on its consolidated results of operations, financial condition, or cash flows.

There were no additional accounting pronouncements recently issued in the six-month period ended June 30, 2012, which are applicable to the Company or may be considered material to the Company. For a complete discussion of the impact of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

3.     Acquisitions

On February 9, 2012, the Company acquired the business and assets of Eagle Well Services, Inc., which after the transactions operated as Well Services Ltd. (“Well Services”) for an aggregate purchase price of $48.1 million in cash. Well Services engages in the business of workover rig well servicing, including down hole well maintenance and workover, down hole well repairs, well completions, well recompletions, well drill outs and clean outs, and well reentry. Well Services is included in the Company’s oilfield services reporting segment.

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

The intangible assets acquired consist of customer relationships, which are being amortized on an accelerated basis over the estimated useful life of ten years. The $10.1 million goodwill arises from the growth potential the Company sees for Well Services, along with expected synergies with the Company’s current oilfield services businesses, and is expected to be deductible for tax purposes. The acquisition-related costs for the purchase of Well Services included in “Selling, general and administrative” expenses in the Condensed Statement of Income were $0.2 million for the six-month period ended June 30, 2012. The Company is in the process of completing its assessment of the fair value of net assets acquired from the Well Services acquisition. Therefore, the fair values presented are provisional pending completion of the final valuation of the net assets.

On May 31, 2012, the Company completed its acquisition of SWH, Inc. (“SWH”), a subsidiary of BNS Holding, Inc. (“BNS”). SWH’s sole business is Sun Well Service, Inc. (“Sun Well”), which is a provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin in North Dakota and Montana. Sun Well is included in the Company’s oilfield services reporting segment.

Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the capital stock of SWH for an acquisition price aggregating $62.7 million. The aggregate acquisition price consisted of the issuance of 2,027,500 shares of the Company’s common stock (valued at $27 per share, the closing price on May 30, 2012) and cash of $7.9 million. Affiliates of Steel Partners Holdings L.P. (“Steel Partners”) owned approximately 40% of the Company’s outstanding common stock and 85% of BNS on May 31, 2012.

As a result of the acquisition, Steel Partners beneficially owns approximately 51.1% of the Company’s outstanding common stock. The Company and BNS each appointed a special committee of independent directors to consider and negotiate the transaction because of the interest of Steel Partners in each company.

The Company accounted for this acquisition as a business combination and the total acquisition price has been allocated on a preliminary basis to the net assets acquired based on their respective estimated fair values at May 31, 2012 as follows:

Amount
(in thousands)

Cash	$3,561
Accounts receivable	7,233
Prepaid expense and other current assets	782
Property and equipment	29,787
Identifiable intangible assets	27,300
Other long-term assets	714
Accounts payable	(1,036)
Accrued expenses and other current liabilities	(6,074)
Long-term debt	(16,000)
Capital lease obligations	(1,622)
Deferred tax liabilities	(5,510)
Total net identifiable assets	39,135

Goodwill	23,529

Net assets acquired	$62,664

The $27.3 million intangible assets acquired consist of customer relationships and a trade name, which will be amortized on an accelerated basis over their respective estimated useful lives of ten and five years, respectively. The $23.5 million goodwill arises from the growth potential the Company sees for Sun Well, along with expected synergies with the Company’s current oilfield services businesses, and is expected to be non-deductible for tax purposes. The acquisition-related costs for the purchase of SWH included in “Selling, general and administrative” expenses in the Condensed Statements of Income were $1.2 million for six-month period ended June 30, 2012. The Company is in the process of completing its assessment of the fair value of net assets acquired from the SWH acquisition, including but not limited to the identifiable tangible and intangible assets, a phantom stock liability and deferred income taxes. Additionally, due to the relatively low non-affiliate trading volume of the Company’s common stock, the Company is also in the process of evaluating the fair value of the stock issued as consideration in the acquisition. Therefore, the fair values presented are provisional pending completion of the final valuation of the net assets and non-cash consideration.

Additionally, on May 31, 2012, the business of Well Services was combined with Sun Well and both businesses now operate out of Sun Well.

The results of operations for Well Services and SWH are included in the accompanying financial statements since their respective acquisition dates.

Pro Forma Financial Information

The following pro forma financial information presents the combined results of the Company, Rogue Pressure Services, LLC (acquired December 7, 2011), Well Services and SWH, as if the acquisitions had occurred at the beginning of the fiscal year ended December 31, 2011. Such pro forma results are not necessarily indicative of what would have actually occurred had the acquisitions been in effect for the entire period. The pro forma financial information is presented for informational purposes only and does not purport to represent the results of future operations. The pro forma results are as follows:

	Three-month Period Ended:		Six-month Period Ended:
	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
	(in thousands)

Net revenues	$36,901	$19,687	$62,799	$39,498
Net income attributable to Steel Excel Inc.	$3,406	$5,425	$2,701	$4,378
Basic net income per share	$0.29	$1.81	$0.24	$0.40
Diluted net income per share	$0.29	$0.50	$0.24	$0.40

4.     Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. As of June 30, 2012, the Company had an aggregate of 1.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 28,000 shares were subject to outstanding options and other stock-based awards and 1.7 million shares were available for future grants of options and other stock-based awards. As of June 30, 2012, the Company had an aggregate of 0.4 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 56,059 shares were subject to outstanding options and other stock-based awards and 0.3 million shares were available for future grants of options and other stock-based awards.

Stock Benefit Plan Activities

Stock Options: A summary of option activity under all of the Company’s equity incentive plans as of June 30, 2012 and changes during the six-month period then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Instrinsic Value

Outstanding at December 31, 2011	94	$31.89
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	(29)	$37.80
Outstanding at June 30, 2012	65	$30.54	7.76	$4,712.50

Options vested and expected to vest at June 30, 2012	65	$30.54	7.76	$4,712.50

Options exercisable at June 30, 2012	40	$31.84	6.97	$-

The aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock on the OTCQB Market and the exercise price of the underlying awards for the 6,500 shares subject to options that were in-the-money as of June 30, 2012. As of June 30, 2012, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $0.1 million and this expense is expected to be recognized over a remaining weighted-average period of 1.3 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and the 2006 Director Plan. As of June 30, 2012, there were 812 shares of service-based restricted stock awards and 18,250 shares of restricted stock units outstanding. The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse or as specified in the grant agreements.

A summary of activity for restricted stock units as of June 30, 2012 and changes during the six-month period then ended is as follows:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested restricted stock units at December 31, 20111	17	$0.010
Awarded	15	$0.001
Vested	(13)	$0.010
Forfeited	-	$-
Non-vested restricted stock units at June 30, 20121	19	$0.010

(1)
Non-vested restricted stock units at each period included shares to certain non-employee directors in which vesting will occur immediately if the relationship between the Company and the non-employee director ceases for any reason. These non-vested shares were recognized and fully expensed as stock-based compensation in the Condensed Statements of Income at the date of grant or the date of modification.

All restricted stock units from prior to December 31, 2011 were awarded at the par value of $0.001 per share (adjusted to $0.01 per share to reflect the Reverse/Forward Split). As of June 30, 2012, the total unamortized stock-based compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was immaterial.

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

Stock-based compensation expenses included in the Condensed Statements of Income for the three-month and six-month periods ended June 30, 2012 and July 1, 2011 were as follows:

	Three-month Period Ended:		Six-month Period Ended:
	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
	(in thousands)		(in thousands)
Stock-based compensation expense by caption:
Selling, marketing and administrative	$411	$452	$436	$460

Stock-based compensation expense by award type:
Stock options	$26	$12	$42	$16
Retricted stock	385	440	394	444
Total	$411	$452	$436	$460

The stock-based compensation expense in the above table does not reflect any significant tax expense, which is consistent with the Company’s treatment of income or loss from its United States operations. For the three-month and six-month periods ended June 30, 2012 and July 1, 2011, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there were no stock-based compensation costs capitalized as part of an asset in the three-month and six-month periods ended June 30, 2012 and July 1, 2011.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for all stock-based awards. The fair value .of the stock-based awards granted in the three-month and six-month periods ended June 30, 2012 and July 1, 2011 were estimated using the following weighted average assumptions:

	June 30, 2012	July 1, 2011

Expected life (in years)	1	4
Risk-free interest rates	0.2%	1.5%
Expected volatility	58%	44%
Dividend yield	-	-
Weighted average fair value of restricted stock	$27.00	$11.09

5.     Marketable Securities

The Company’s investment policy has historically focused on three objectives:  to preserve capital, to meet liquidity requirements, and to maximize total return. The Company’s investment policy established minimum ratings for each classification of investments when purchased and investment concentration is limited to minimize risk. The policy also limited the final maturity on any investment and the overall duration of the portfolio. During February 2012, the Company’s Board of Directors executed a written consent permitting the Company to invest up to $10 million in publicly traded companies engaged in certain oilfield servicing, energy services, and related businesses, which is an exception to the Company’s investment policy.

In June 2012, the Board established an Investment Committee, which was formed to develop investment strategies and set the Company’s investment policies with respect to the Company’s cash. The Investment Committee is authorized, among other things, to invest the Company’s excess cash directly or allocate investments to outside managers for investment in equity or debt securities, provided that the Investment Committee may not invest more than $25 million in any single investment or with any single asset manager without the Board’s approval. Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company’s portfolio of marketable securities at June 30, 2012 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$44,592	$-	$-	$44,592
Mutual funds	10,000	135	-	10,135
United States government securities	117,794	253	(7)	118,040
Government agencies	2,501	3	-	2,504
Corporate securities	4,720	43	(208)	4,555
Commercial paper	35,805	21	-	35,826
Corporate obligations	33,842	9	(12)	33,839
Total available-for-sale securities	249,254	464	(227)	249,491
Amounts classified as cash equivalents	(61,284)	(1)	1	(61,284)
Amounts classified as marketable securities	$187,970	$463	$(226)	$188,207

The Company’s portfolio of marketable securities at December 31, 2011 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$3,029	$-	$-	$3,029
United States government securities	309,189	593	(3)	309,779
Government agencies	3,505	21	-	3,526
Corporate obligations	1,513	8	-	1,521
Total available-for-sale securities	317,236	622	(3)	317,855
Amounts classified as cash equivalents	(2,914)	-	-	(2,914)
Amounts classified as marketable securities	$314,322	$622	$(3)	$314,941

Sales of marketable securities resulted in gross realized gains of $0.1 million during the six-month period ended June 30, 2012 and $1.5 million and $2.0 million during the three-month and six-month periods ended July 1, 2011, respectively. The gross realized gains for the three-month period ended June 30, 2012 were immaterial. Sales of marketable securities resulted in gross realized losses of $0.2 million and $0.3 million during the three-month and six-month periods ended July 1, 2011, respectively. The gross realized losses for the three-month and six-month periods ended June 30, 2012 were immaterial.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

U.S. government securities	$64,129	$(7)	$-	$-	$64,129	$(7)
Corporate securities	3,631	(208)	-	-	3,631	(208)
Corporate obligations	18,461	(13)	-	-	18,461	(13)
Total	$86,221	$(228)	$-	$-	$86,221	$(228)

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

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month and six-month periods ended June 30, 2012 and July 1, 2011 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.

The amortized cost and estimated fair value of investments in available-for-sale securities as of June 30, 2012 and December 31, 2011, by contractual maturity, were as follows:

	June 30, 2012		December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)

Mature in one year or less	$229,591	$229,664	$256,764	$257,050
Mature after one year through three years	19,645	19,809	60,473	60,805
Total	$249,236	$249,473	$317,237	$317,855

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

Financial Assets Measured at Fair Value on a Recurring Basis

The Company utilizes levels 1, 2 and 3 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid. Level 1 instruments also include United States government securities, government agencies, and states and municipalities, as these securities are backed by the federal or state governments and traded in active markets frequently with sufficient volume. Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include mortgage-backed securities, corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value, which includes the Company’s two venture fund investments. The Company periodically monitors its two venture capital funds and records these investments within “Other long-term assets” on the Condensed Balance Sheets based on quarterly statements the Company receives from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. There were no changes in the fair value estimates from December 31, 2011. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and other income, net,” in the Condensed Statements of Income. At June 30, 2012, there were no significant transfers that occurred between any of the levels of the Company’s financial assets.

A summary of financial assets measured at fair value on a recurring basis at June 30, 2012 was as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Cash, including short-term deposits1	$53,888	$53,888	$-	$-
Mutual funds2	10,135	10,135	-	-
United States government securities2	118,040	118,040	-	-
Government agencies2	2,504	2,504	-	-
Corporate securities2	4,555	4,555	-	-
Commercial paper3	35,826	-	35,826	-
Corporate oligations4	33,838	-	33,838	-
Non-controlling interests in certain funds5	1,117	-		1,117
	$259,903	$189,122	$69,664	$1,117

(1)	At June 30, 2012, the Company recorded $54.1 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	At June 30, 2012, the Company recorded $14.8 million and $21.0 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(4)	At June 30, 2012, the Company recorded $2.0 million and $31.8 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(5)	Recorded within “Other long-term assets.”

A summary of financial assets measured at fair value on a recurring basis at December 31, 2011 was as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Cash, including short-term deposits1	$8,601	$8,601	$-	$-
United States government securities2	309,780	309,780	-	-
Government agencies2	3,526	3,526	-	-
Corporate oligations2	1,521	-	1,521	-
Non-controlling interests in certain funds3	1,117	-	-	1,117
Total	$324,545	$321,907	$1,521	$1,117

(1)	At December 31 2011, the Company recorded $8.5 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”

The Company’s other financial instruments include accounts payable and accrued and other liabilities. Carrying values of these financial liabilities approximate their fair values due to the relatively short maturity of these items. The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at June 30, 2012 and December 31, 2011 was approximately $0.3 million on both dates. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis for the 3/4% Notes of approximately $0.3 million at June 30, 2012 to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value. The Company may seek to make open market repurchases of the remaining balance of its 3/4% Notes within the next twelve months. Accordingly, these notes are reflected as a current liability in the accompanying Condensed Balance Sheets.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company had no non-financial assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011.

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

Property and Equipment, Net

The components of property and equipment, net, as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)

Rigs and workover equipment	$41,770	$11,750
Other equipment	22,561	3,205
Land and improvements	6,977	5,677
Buildings	4,930	-
Vehicles	1,412	648
Furniture and fixtures	229	100
Assets in progress	1,067	-
	78,946	21,380
Accumulated depreciation	(3,073)	(320)
Property and equipment, net	$75,873	$21,060

The Other Equipment listed above primarily includes other oilfield services equipment, such as pumps, rig vehicles, trailers, power swivels, BOP accumulators, and various tongs. The assets in progress include $1.0 million of payments toward a new rig at Sun Well and $0.1 million toward a new training facility and gate entry renovations at Baseball Heaven. During the six-month period ended June 30, 2012, the Company wrote down all of the assets of The Show ($0.1 million) to zero-value, as The Show was not meeting forecasted projections, with no expectation to perform as represented when acquired. This impairment is included in “Selling, general and administrative” expenses in the Condensed Statement of Income.

Depreciation expense for the three-month period ended June 30, 2012 aggregated $1.7 million, with $1.1 million in “Cost of revenues” and $0.6 million in “Selling, general and administrative” expenses in the Condensed Statement of Income. Depreciation expense for the six-month period ended June 30, 2012 aggregated $2.8 million, with $1.6 million in “Cost of revenues” and $1.2 million in “Selling, general and administrative” expenses in the Condensed Statement of Income. There was no depreciation expense in the three-month and six-month periods ended July 1, 2011.

Intangible Assets, Net

The components of intangible assets, net, as of June 30, 2012 were as follows:

	Cost	Accumulated Amortization	Net	Amortization Method	Estimated Useful Life (in years)
	(in thousands)
Sports-Related:
Customer relationships	$235	$(43)	192	Straight-line	5

Oilfield Servicing:
Customer relationships	43,100	(2,169)	40,931	Accelerated	10
Trade names	4,100	(210)	3,890	Accelerated	5
	47,200	(2,379)	44,821
Intangible assets, net	$47,435	$(2,422)	$45,013

The components of intangible assets, net, as of December 31, 2011 were as follows:

	Cost	Accumulated Amortization	Net	Amortization Method	Estimated Useful Life (in years)
	(in thousands)
Sports-Related:
Customer relationships	$235	$(20)	215	Straight-line	5

Oilfield Servicing:
Customer relationships	4,700	(29)	4,671	Accelerated	10
Trade names	900	-	900	Accelerated	5
	5,600	(29)	5,571
Intangible assets, net	$5,835	$(49)	$5,786

Amortization expense for the three-month and six-month periods ended June 30, 2012 were $1.6 million and $2.4 million, respectively, and are included in “Selling, general and administrative” expenses in the Condensed Statements of Income. There was no amortization expense for the three-month and six-month periods ended July 1, 2011.

Estimated aggregate future amortization expenses for the next five years for the intangible assets by reporting segment are as follows:

	Sports-Related	Oilfield Services
	(in thousands)
For the year ended December 31:
2012 (remaining six months)	$24	$5,102
2013	47	8,534
2014	47	6,565
2015	47	5,267
2016	27	4,216
Thereafter	-	15,137
	$192	$44,821

Goodwill

Goodwill by reporting segment as of June 30, 2012 was as follows:

	Sports-Related	Oilfield Services	Total
	(in thousands)

Balance, December 31, 2011	$1,989	$6,255	$8,244
Acquired goodwill	-	33,655	33,655
Accumulated impairment (see Note 3)	(1,796)	-	(1,796)
Balance, June 30, 2012	$193	$39,910	$40,103

During the six-month period ended June 30, 2012, the Company wrote off goodwill from The Show of $1.7 million, as The Show was not meeting forecasted projections, with no expectation to perform as represented when acquired. This impairment charge is included in “Selling, general and administrative” expenses in the Condensed Statement of Income.

8.     Liabilities

The Company’s “Accrued and other liabilities” as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)

Tax-related	$1,263	$56
Accrued compensation and related taxes	5,163	1,593
Deferred revenue	744	278
Professional services	17	485
Accrued workers compensation	-	1,233
Other	1,572	181
Total	$8,759	$3,826

The Company’s “Other long-term liabilities” as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)

Tax-related	$7,340	$10,737
Phantom stock liability	3,420	-
	$10,760	$10,737

Through its acquisition of SWH, the Company has a phantom stock plan agreement (the “Phantom Plan”), in which the board of directors is authorized to grant phantom shares to employees and consultants. The value of the phantom shares was fixed at $1,543 per share as a result of the acquisition. If employees or consultants are terminated, their unvested shares are returned to the Phantom Plan. Phantom stockholders are entitled to receive a cash payment for their vested shares on February 1, 2016, unless there is a change of control or employee death. The Company is accounting for the unvested portion of the Phantom Plan as post-combination compensation expense by accreting a liability over the vesting period.

Sun Well has a credit agreement with Wells Fargo Bank, National Association that includes a term loan of $20,000,000 and a revolving line of credit for up to $5,000,000. The loans are secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank’s prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5% for base rate loans. Both options are subject to leverage ratio adjustments. The interest payments are made monthly. The term loan is repayable in $1,000,000 quarterly principal installments from September 30, 2011 through June 30, 2015. Sun Well borrowed $20,000,000 on the term loan in July 2011 and has made $5,000,000 in scheduled principal payments through June 30, 2012. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015. There is no balance due on the revolving loan as of June 30, 2012. Under the agreement, Sun Well is subject to certain financial covenants, with which it was in compliance as of June 30, 2012.

The future principal payments due on the notes payable are as follows:

Amount
(in thousands)

For the year ended December 31:
2012 (remaining six months)	$1,000
2013	4,000
2014	4,000
2015	6,000
$15,000

9.     Commitments and Contingencies

Contractual Obligations

Through its recent acquisitions, the Company assumed leases of property expiring in various dates through 2016 with the following non-cancelable obligations:

Amount
(in thousands)
For the year ended December 31:
2012 (remaining six months)	$357
2013	467
2014	431
2015	431
2016	425
$2,111

Through its recent acquisition of SWH, the Company acquired certain equipment under capital lease obligations. The following is a schedule of the future annual minimum payments for these leases as of June 30, 2012:

For the year ended December 31:
2012 (remaining six months)	$258
2013	489
2014	458
2015	458
2016	51
Total minimum lease payments	1,714
Less amount representing interest	(119)

Present value of net minimum lease payments	1,595
Less current portion	(405)

Capital lease obligations, net of current portion	$1,190

Legal Proceedings

From time to time, we may be a party in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business. In the opinion of management, such legal actions are not expected to have a material adverse effect on our financial condition or results of operations.

10.     Restructuring Charges

The Company implemented restructuring plans during its nine-month transition period ended December 31, 2010 and during fiscal 2010 and 2009. The goals of these plans were to bring the Company’s operational expenses to appropriate levels relative to its historical net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Condensed Statements of Income. These plans were completed as of December 31, 2011 so there was no restructuring activity in the six-month period ended June 30, 2012.

11.     Interest and Other Income (Expense), Net

The components of “Interest and other income (expense), net” for the three-month and six-month periods ended June 30, 2012 and July 1, 2011 were as follows:

	Three-Month Period Ended:		Six-Month Period Ended:
	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
	(in thousands)		(in thousands)

Interest income, net	$192	$2,168	$568	$3,558
Realized currency translation gains	57	252	106	4,098
Write-off of loan to The Show	-	-	(500)	-
Other	(72)	375	(226)	471
	$177	$2,795	$(52)	$8,127

The realized currency translation gains are primarily the result of substantial liquidations of certain of the Company’s foreign subsidiaries. The Company wrote off its loan to The Show because The Show was not meeting forecasted projections, with no expectation to perform as represented when acquired. Therefore, the Company does not anticipate repayment of its loan by The Show.

12.     Income Taxes

ASC topic–740-270, Interim Reporting - Income Taxes, requires companies to make the best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. An exception applies to the current quarter because the Company is not able to provide a sufficiently precise forecast of taxable income for the year. The Company recorded a provision for income tax of $0.7 million and $0.8 million for the three-month and six-month periods ended June 30, 2012 respectively, which are primarily the result of state taxes payable and several discrete tax expenses. The discrete items include the amortization of indefinite lived intangible assets, a mark-to-market adjustment to the value of available-for-sale securities and the separation of discontinued operations from continuing operations.

The Company recorded a tax provision of $1.4 million and $2.5 million for the three-month and six-month periods ended July 1, 2011, respectively, primarily due to the reversal of income taxes, which was reflected in “Accumulated other comprehensive income (loss), net of taxes” in the Condensed Balance Sheet at July 1, 2011. During the three-month period ended July 1, 2011, the Company made significant changes to its historic investment portfolio to move to primarily low-risk interest-bearing government securities. These changes were significant enough, in the Company’s judgment, to consider the legacy portfolio to have been disposed of for the purpose of tracking a disproportionate tax effect that arose in fiscal 2008. The six-month period ended July 1, 2011 also included the Company realizing certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries during the period. These taxes were partially offset by income tax benefits from losses incurred in the Company’s foreign jurisdictions and the reversal of reserves for certain foreign taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Based on its history of operating losses, the Company has offset its net deferred assets by a full valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income.  If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income.  The Company has adopted a tax benefits preservation plan with the intention of reducing the likelihood of an ownership change. However, the Company cannot ensure that this plan will be effective in deterring all transfers of the Company’s common stock that could result in such an ownership change. For details regarding the Company’s NOL carryforwards prior to the six-month period ended June 30, 2012, please refer to Note 14 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of June 30, 2012, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 1999 onward also remain subject to adjustment in subsequent audits when they are utilized.

As of June 30, 2012, the Company’s total gross unrecognized tax benefits were $26.4 million, of which $5.7 million, if recognized, would affect the effective tax rate. As of December 31, 2011, the Company’s total gross unrecognized tax benefits were $29.9 million, of which $9.2 million, if recognized, would affect the effective tax rate.

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

13.     Segment Information

The Company currently reports its business in two reportable segments: sports-related and oilfield services. The Company also maintains general operations as it continues to explore additional working capital redeployment opportunities. There were no reportable segments in the fiscal 2011 periods.

Segment information as of June 30, 2012 and for continuing operations for the six-month period then ended was as follows:

	Sports-	Oilfield	General
	Related	Services	Corporate	Consolidated
	(in thousands)

Net revenues	$1,596	$37,751	$-	$39,347

Income (loss) from operations	$(3,385)	$9,039	$(5,035)	$619

Total assets	$6,510	$182,005	$263,631	$452,146

Accounts receivable	$189	$24,465	$-	$24,654

Property and equipment, net	$5,885	$69,988	$-	$75,873

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

A reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share attributable to Steel Excel computations was as follows:

	Three-Month Period Ended:		Six-Month Period Ended:
	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
	(in thousands), except per share amounts
Numerators (basic and diluted)
Income (loss) from continuing operations, net of taxes	$2,242	$(1,550)	$(226)	$267
Income from discontinued operations, net of taxes	$-	$6,830	$-	$6,830
Net income attributable to Steel Excel Inc.	$2,242	$5,280	$354	$7,097

Denominators
Basic weighted-average shares outstanding	11,588	10,881	11,240	10,881
Effect of dilutive securities:
Stock-based awards	17	14	17	10
Diluted weighted-average shares outstanding	11,605	10,895	11,257	10,891

Net (loss) income per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.19	$(0.14)	$(0.02)	$0.02
Income from discontinued operations, net of taxes	$-	$0.63	$-	$0.63
Net income attributable to Steel Excel Inc.	$0.19	$0.49	$0.03	$0.65
Diluted
Income (loss) from continuing operations, net of taxes	$0.19	$(0.14)	$(0.02)	$0.02
Income from discontinued operations, net of taxes	$-	$0.63	$-	$0.63
Net income attributable to Steel Excel Inc.	$0.19	$0.48	$0.03	$0.65

Certain potential common shares were excluded from the diluted computation for the three-month and six-month periods ended June 30, 2012 and July 1, 2011 because their inclusion would have been anti-dilutive. The potential common shares excluded for the three-month and six-month periods ended June 30, 2012 and July 1, 2011 were as follows:

	Three-Month Period Ended:		Six-Month Period Ended:
	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011
	(in thousands), except per share amounts

Outstanding stock options	59	-	59	-
Outstanding restricted stock	3	-	3	-
3/4% Convertible senior subordinated notes	3	3	3	3

15       Supplemental Disclosures of Cash Flows

                Non-cash investing and financing activities for the six-month period ended June 30, 2012 and July 1, 2012 are as follows:

	Six-Month Period Ended:
	June 30, 2012	July 1, 2011
	(in thousands)
Acquisition of SWH, Inc. through issuance of common stock	$54,742	$-
Net unrealized gains on available-for-sale securities, net of taxes	$382	$76

                Through its acquisition of SWH, the Company acquired capital lease obligations and long-term debt. The interest expense paid in cash for these obligations was $0.1 million. There was no interest expense in the 2011 period.

16.     Related Party Transactions

As disclosed in Note 3, pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the capital stock of SWH for an acquisition price aggregating $62.7 million. The aggregate acquisition price consisted of the issuance of 2,027,500 shares of the Company’s common stock (valued at $27 per share, the closing price on May 30, 2012) and cash of $7.9 million. Affiliates of Steel Partners Holdings L.P. (“Steel Partners”) owned approximately 40% of the Company’s outstanding common stock and 85% of BNS on May 31, 2012. The Company appointed a special committee (the “Special Committee”) comprised solely of independent directors to consider and negotiate the transaction, as did BNS, because of the interest of Steel Partners in each company. The Special Committee, with the assistance of its independent financial advisor, considered a number of factors in negotiating the acquisition price, including, without limitation, the fairness opinion from its financial advisor.

As a result of the acquisition, Steel Partners beneficially owns approximately 51.1% of the Company’s outstanding common stock as of June 30, 2012. Jack L. Howard, John J. Quicke, and Warren G. Lichtenstein are directors of the Company and each such person is deemed to be an affiliate of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended. Each of the three directors is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy. In addition, Mr. Quicke currently serves as the Interim President and CEO of the Company and is compensated $30,000 per month in connection with this role, which is in addition to the compensation he receives as a non-employee Board member. Mr. Quicke also serves as the CEO of other affiliates of Steel Partners.

Pursuant to a management services agreement between the Company and SP Corporate Services LLC (“SP Corporate”), the Company used various services of SP Corporate aggregating $0.3 million and $0.5 million during the three-month and six-month periods ended June 30, 2012, respectively. SP Corporate is an affiliate of Steel Partners.

17.      Subsequent Events

Effective August 7, 2012 the Company’s Board, upon the recommendation of its Audit Committee, determined that the services provided by SP Corporate should be substantially expanded in order to better serve the needs of the Company as it grows organically and by acquisition, including providing the services of additional key senior personnel and adding additional critical functions in the areas of finance and accounting, legal, human resources, business development and otherwise. Accordingly, the Board approved an Amended and Restated Services Agreement, to be effective August 1, 2012, at a revised annual fee of $3,600,000. In addition, the Board approved a request by SP Corporate for an increase in the fee payable under the existing Services Agreement for additional services provided by the Company’s Chief Executive Officer and Chief Financial Officer during the first seven months of the current year, in the amount of $275,000.

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

Reverse/Forward Stock Split

At the close of business on October 3, 2011, we effected a reverse split (the “Reverse Split”) immediately followed by a forward split (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). At our 2011 annual stockholders meeting, our stockholders approved a proposal authorizing the Board of Directors (the “Board”) to effect the Reverse/Forward Split at exchange ratios determined by the Board within certain specified ranges.

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

Overview

We are primarily focused on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield services, sports, training, education, entertainment, and lifestyle businesses. During the fiscal year ended December 31, 2011, we acquired two sports-related businesses (Baseball Heaven and The Show) and one oilfield services business (Rogue Pressure Services). During the six-month period ended June 30, 2012, we acquired two additional oilfield services businesses (Eagle Well Services and Sun Well Service). We currently operate in these two reportable segments, but may add others in the future depending upon acquisition opportunities to further redeploy our working capital.

On February 9, 2012, we acquired the business and assets of Eagle Well Services, Inc., which after the transaction operated as Well Services Ltd. (“Well Services”), a leader in the oilfield service industry serving customers in the Bakken basin of North Dakota and Montana. The purchase price was $48.1 million in cash. Well Services is included in our oilfield services reporting segment.

On May 31, 2012, we completed our acquisition of SWH, Inc., the parent company of Sun Well Service, Inc. (“Sun Well”) and a subsidiary of BNS Holding, Inc. (“BNS”). Sun Well is a provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin in North Dakota and Montana. Sun Well is included in our oilfield services reporting segment.

Pursuant to the terms of the Share Purchase Agreement, we acquired all of the capital stock of SWH for an acquisition price aggregating $62.7 million. The aggregate acquisition price consisted of the issuance of 2,027,500 shares of our common stock (valued at $27 per share, the closing price on May 30, 2012) and cash of $7.9 million. Affiliates of Steel Partners Holdings L.P. (“Steel Partners”) owned approximately 40% of our outstanding common stock and 85% of BNS on May 31, 2012.

As a result of the acquisition, Steel Partners beneficially owns approximately 51.1% of our outstanding common stock. We and BNS each appointed a special committee of independent directors to consider and negotiate the transaction because of the interest of Steel Partners in each company.

On May 31, 2012, the business of Well Services was combined with Sun Well and both businesses now operate through Sun Well.

Results of Operations

Since we completed the wind down of our Aristos Business in September 2010, we did not have operating businesses in the three-month and six-month periods ended July 1, 2011. Therefore, there are no comparisons for net revenues, cost of revenues, and gross margin for the 2011 periods.

Revenues and Gross Margin

Revenues and the gross margins for our two reporting segments for the three-month and six-month periods ended June 30, 2012 are as follows:

	Sports- Related	Oilfield Services	General Corporate	Consolidated

Three-month period:
Net revenues	$1,079	$23,461	$-	$24,540
Gross margin	$790	$8,748	$-	$9,538
Gross margin as percent of net revenues	73.2%	37.3%	n/a	38.9%

Six-month period:
Net revenues	$1,596	$37,751	$-	$39,347
Gross margin	$971	$14,311	$-	$15,282
Gross margin as percent of net revenues	60.8%	37.9%	n/a	38.8%

Operating Expenses

Operating expenses for the three-month and six-month periods ended June 30, 2012 and July 1, 2011 are as follows:

	Three-month Period Ended		Six-month Period Ended
	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011

Selling, general and administrative	$6,819	$2,984	$14,663	$5,366

The operating expenses for the six-month period ended June 30, 2012 included an impairment charge of $1.9 million related to The Show that occurred in the prior three-month period ended March 31, 2012. We did not have operating segments during the three-month and six-month periods ended July 1, 2011, while we had our sports-related and oilfield services reporting segments in full operation throughout the 2012 periods. If we removed the sports-related and oilfield services segments’ selling, general and administrative expenses, the remaining amounts are $2.7 million and $5.0 million for the three-month and six-month periods ended June 30, 2012, respectively, which are comparable to the 2011 amounts shown above.

Interest and Other Income (Expense), Net

The interest and other income (expense), net for the three-month and six-month periods ended June 30, 2012 and July 1, 2011, respectively, are as follows:

	Three-month Period Ended		Six-month Period Ended
	June 30, 2012	July 1, 2011	June 30, 2012	July 1, 2011

Interest and other income (expense), net	$177	$2,795	$(52)	$8,127

During the three-month and six-month periods ended July 1, 2011, other income included realized translation gains from the substantial liquidations of certain foreign subsidiaries aggregating $0.3million and $4.1 million, respectively. In addition, a change in our investments to more liquid assets resulted in our interest income being reduced to $0.2 million and $0.1 million for the three-month and six-month periods ended June 30, 2012, respectively, compared to $2.2 million and $3.6 million for the same periods of fiscal 2011, respectively.

Income Taxes

Under ASC topic–740-270, Interim Reporting - Income Taxes, we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. An exception applies to the current quarter because we are not able to provide a sufficiently precise forecast of taxable income for the year. For continuing operations, we recorded a provision for income tax of $0.7 million and $0.8 million for the three-month and six-month periods ended June 30, 2012 respectively, which are primarily the result of state taxes payable and several discrete tax expenses. The discrete items include the amortization of indefinite lived intangible assets, a mark-to-market adjustment to the value of available-for-sale securities and the separation of discontinued operations from continuing operations.

We recorded a tax provision of $1.4 million and $2.5 million for the three-month and six-month periods ended July 1, 2011, respectively, primarily due to the reversal of income taxes, which was reflected in “Accumulated other comprehensive income (loss), net of taxes” in our Condensed Balance Sheet at July 1, 2011. During the three-month period ended July 1, 2011, we made significant changes to our historic investment portfolio to move to primarily low-risk interest-bearing government securities. These changes were significant enough, in management’s judgment, to consider the legacy portfolio to have been disposed of for the purpose of tracking a disproportionate tax effect that arose in fiscal 2008. The six-month period ended July 1, 2011 also included our realizing certain currency translation gains due to substantial liquidation of certain of its foreign subsidiaries during the period. These taxes were partially offset by income tax benefits from losses incurred in our foreign jurisdictions and the reversal of reserves for certain foreign taxes.

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Based on our history of operating losses, we have offset our net deferred assets by a full valuation allowance. When realized, the asset will be reflected on our balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period.

We continue to monitor the status of our NOLs, which may be used to offset future taxable income. If we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change and additionally, we may be unable to use a significant portion of our NOLs to offset taxable income. We have adopted a tax benefits preservation plan with the intention of reducing the likelihood of an ownership change. However, we cannot ensure that this plan will be effective in deterring all transfers of our common stock that could result in such an ownership change. For details regarding our NOL carryforwards prior to the six-month period ended June 30, 2012, please refer to Note 14 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which we operate or formerly operated. As of June 30, 2012, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 1999 onward also remain subject to adjustment in subsequent audits when they are utilized.

As of June 30, 2012, our total gross unrecognized tax benefits were $26.4 million, of which $5.7 million, if recognized, would affect the effective tax rate. As of December 31, 2011, our total gross unrecognized tax benefits were $29.9 million, of which $9.2 million, if recognized, would affect the effective tax rate.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we conduct or formerly conducted business. Management believes that it is not reasonably possible whether the gross unrecognized tax benefits will change significantly within the next 12 months; however, tax audits remain open and the outcome of any tax audits are inherently uncertain, which could change this judgment in any given quarter.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:  Our principal source of liquidity is cash, cash equivalents, and marketable securities on hand. We focus on managing the critical components of working capital, which include payables and short-term debt. Our working capital at June 30, 2012 and December 31, 2011 was $269.9 million and $324.1 million, respectively.  The decrease in working capital of $54.2 million at June 30, 2012 compared to December 31, 2011 was primarily attributable to the two oil services acquisitions made during the six-month period ended June 30, 2012.

Operating Activities: Net cash used by operating activities was $5.6 million in the six-month period ended June 30, 2012, compared to $10.8 million provided in the same period of fiscal 2011. This difference is primarily the result of the $6.2 million sale of our building and the $2.5 million gain on the release of foreign currency translation in the fiscal 2011 period. In addition, we have more operating assets and liabilities in the current period compared to the fiscal 2011 period due to our return to operating businesses with our sports-related and oilfield services reporting segments, which did not exist in the corresponding six-month period of fiscal 2011.

Investing Activities: Net cash provided by investing activities increased to $69.0 million for the six-month period ended June 30, 2012, compared to $45.5 million being used for the same period of fiscal 2011. Purchases of marketable securities used cash of $392.9 million and $478.2 million for the fiscal 2012 and 2011 periods, respectively. Sales of marketable securities provided cash of $490.9 million and $383.1 million for the fiscal 2012 and 2011 periods, respectively. However, this was partially offset in the fiscal 2012 period by the acquisition of the business and assets of Well Services for $48.1 million and SWH for $7.9 million of cash. We continue to manage our cash through interest-bearing accounts.

Financing Activities:  As a result of our acquisition of SWH, we used $1.0 million for the repayment of capital leases and long-term debt in the six-month period ended June 30, 2012. There were no material financing activities in the six-month period ended July 1, 2011.

Liquidity Requirements

At June 30, 2012, we had $259.1 million in cash, cash equivalents and marketable securities, of which approximately $2.8 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and government agencies, and were recorded on our Condensed Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in shareholders’ equity.

In the three-month and six-month periods ended June 30, 2012 and July 1, 2011, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In the future, we may make additional acquisitions of businesses, and we may be required to use a significant portion of our available cash balances for such acquisitions or for working capital needs thereafter. Net accounts receivable were $24.6 million and $4.7 million at June 30, 2012 and December 31, 2011, respectively. The increase of $19.9 million is primarily due to the two recent acquisitions of Well Services and Sun Well, and increased revenues from our other oilfield services business, Rogue Pressure Services, LLC. We believe our receivables are ultimately collectible or recoverable. Additionally, for our oilfield services businesses, we have the ability to exercise a lien on the well construction site in order to enforce collections.

We have invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At June 30, 2012 and December 31, 2011, the carrying value of such investments aggregated $1.1 million for both periods, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical.  The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these equity investments in the future.

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

Contractual Obligations

Details of our contractual obligations and commitments as of June 30, 2012 to make future payments are set forth below:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)

Long-term debt	$15,000	$1,000	$14,000	$-	$-
Capital lease obligations	1,714	258	1,405	51	-
Operating lease obligations	2,111	357	1,329	425	-
Total	$18,825	$1,615	$16,734	$476	$-

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

In September 2011, the Financial Accounting Standards Board issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 was effective for our first quarter of 2012. We perform our annual goodwill impairment test during the fourth quarter. We do not believe adoption of this standard in our fourth quarter will have an impact on its consolidated results of operations, financial condition, or cash flows.

There were no additional accounting pronouncements recently issued in the six-month period ended June 30, 2012, which are applicable to us or may be considered material to us. For a complete discussion of the impact of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended June 30, 2012, which was the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be a party in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business. In the opinion of the Company’s management, such legal actions are not expected to have a material adverse effect on its financial condition or results of operations.

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

Item 6. Exhibits

2.1†	Share Acquisition Agreement, dated as of April 30, 2012, by and among Steel Excel Inc., BNS Holding, Inc., SWH, Inc. and SPH Group Holdings LLC.
3.1*	Unofficial Composite Certificate of Incorporation of Steel Excel Inc. as currently in effect.
4.1*	Specimen Common Stock Certificate.
4.2†	First Amendment to the Tax Benefits Preservation Plan, dated as of May 1, 2012, by and between Steel Excel Inc. and Registrar and Transfer Company, as Rights Agent.
31.1*	Certification of the Principal Executive Officer, John J. Quicke, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, Mark. A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer, John J. Quicke, and the Principal Financial Officer, Mark A. Zorko, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

† Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Steel Excel Inc.

/s/ John J. Quicke	Date: August 9, 2012
John J. Quicke Interim President and Chief Executive Officer (principal executive officer)

/s/ Mark A. Zorko
Mark A. Zorko Chief Financial Officer (principal financial officer)	Date: August 9, 2012