Form 10-Q
period 2012-09-30
Steel Excel Inc.
filed 2012-11-08
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The number of shares of Steel Excel's common stock outstanding was 13,017,330 as of November 8. 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Steel Excel Inc.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three-month Period Ended:		Nine-month Period Ended:
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Net revenues	$34,294	$707	$73,189	$707
Cost of revenues	22,084	176	45,817	176
Gross margin	12,210	531	27,372	531

Operating expenses:
Selling, general and administrative	8,460	2,048	21,007	7,414
Amortization of acquisition-related intangible asset	-	8	-	8
Restructuring charges	-	-	-	38
Total operating expenses	8,460	2,056	21,007	7,460

Income (loss) from continuing operations	3,750	(1,525)	6,365	(6,929)

Interest and other income (expense), net	469	(18)	432	8,109

Income (loss) from continuing operations before income taxes	4,219	(1,543)	6,797	1,180

Benefit from income taxes	1,105	2,793	312	337

Income from continuing operations, net of taxes	5,324	1,250	7,109	1,517

Income (loss) from discontinued operations, net of taxes	25	-	(1,986)	1,910
Gain on disposal of discontinued operations, net of taxes	-	85	-	5,005
Income (loss) from discontinued operations, net of taxes	25	85	(1,986)	6,915

Net income	5,349	1,335	5,123	8,432

Net loss attributable to non-controlling interest	$-	$-	$(580)	$-

Net income attributable to Steel Excel Inc.	$5,349	$1,335	$5,703	$8,432

Income (loss) per share:
Basic
Income from continuing operations, net of taxes	$0.41	$0.11	$0.60	$0.14
Income (loss) from discontinued operations, net of taxes	$0.00	$0.01	$(0.17)	$0.64
Net income attributable to Steel Excel Inc.	$0.41	$0.12	$0.48	$0.77

Diluted
Income from continuing operations, net of taxes	$0.41	$0.11	$0.60	$0.14
Income (loss) from discontinued operations, net of taxes	$0.00	$0.01	$(0.17)	$0.63
Net income attributable to Steel Excel Inc.	$0.41	$0.12	$0.48	$0.77

Shares used to compute income (loss) per share:
Basic	12,982	10,881	11,820	10,881
Diluted	13,001	10,905	11,840	10,898

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three-month Period Ended:		Nine-month Period Ended:
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Net income attributable to Steel Excel Inc.	$5,349	$1,335	$5,703	$8,432
Other comprehensive income (loss), net of taxes
Net foreign currency translation adjustment, net of taxes:
Foreign currency translation adjustment, net of taxes	(62)	-	(70)	159
Release of foreign currency translation gains, net of taxes	-	-	-	(2,542)
Subtotal	(62)	-	(70)	(2,383)
Net unrealized gain on marketable securities, net of taxes	942	-	560	76

Comprehensive income	6,229	1,335	6,193	6,125
Comprehensive loss attributable to non-controlling interest	-	-	(580)	-

Comprehensive income attributable to Steel Excel Inc.	$6,229	$1,335	$6,773	$6,125

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$64,942	$8,487
Marketable securities	192,878	314,941
Accounts receivable, net of allowance of $0 and $80, respectively	33,320	4,660
Prepaid expenses and other current assets	4,130	2,055
Total current assets	295,270	330,143
Property and equipment, net	76,922	21,060
Goodwill	43,575	8,244
Intangible assets, net	42,436	5,786
Other long-term assets	4,115	3,444

Total assets	$462,318	$368,677

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,548	$1,841
Accrued and other liabilities	8,982	3,826
Current portion of capital lease obligations	405	-
Current portion of long-term debt	4,000	-
3/4% convertible senior subordinated notes	346	346
Total current liabilities	17,281	6,013
Other long-term liabilities	8,864	10,737
Deferred income taxes	6,026	30
Capital lease obligations, net of current portion	1,096	-
Long-term debt, net of current portion	10,000	-
Total liabilities	43,267	16,780

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock	13,017	10,892
Additional paid-in capital	220,307	160,755
Accumulated other comprehensive income	1,022	743
Retained earnings	184,782	179,079
Total Steel Excel stockholders' equity	419,128	351,469
Non-controlling interest	(77)	428
Total stockholders' equity	419,051	351,897

Total liabilities and stockholders' equity	$462,318	$368,677

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-month Period Ended:
	September 30,
	2012	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$5,703	$8,432
Less: Income from discontinued operations, net of taxes	1,986	(6,915)
Income from continuing operations, net of taxes	7,689	1,517
Adjustments to reconcile income from continuing operations, net of taxes to net cash provided by operating activities:
Net loss attributable to non-controlling interest	(580)	-
Stock-based compensation expense	857	490
Depreciation and amortization	11,342	2,040
Deferred income taxes	(13)	1,365
Gain on release of foreign currency translation, net of taxes	-	(2,542)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(21,532)	-
Prepaid expenses and other current assets	(1,109)	2,088
Assets held for sale	-	6,216
Other assets	(111)	(790)
Accounts payable	1,177	(131)
Accrueds and other liabilities	280	(5,196)
Net cash (used in) provided by operating activities of continuing operations	(2,000)	5,057
Net cash (used in) provided by operating activities of discontinued operations	(823)	6,933
Net cash (used in) provided by operating activities	(2,823)	11,990

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(52,492)	(7,530)
Purchases of property and equipment	(7,607)	-
Investment by non-controlling interest	75	-
Purchases of marketable securities	(498,964)	(491,499)
Sales of marketable securities	568,536	396,194
Maturities of marketable securities	51,804	62,321
Net cash provided by (used in) investing activities	61,352	(40,514)

Cash Flows from Financing Activities:
Repayments on capital lease obligations	(126)	-
Repayments on long-term debt	(2,000)	-
Proceeds from issuance of common stock	-	29
Net cash (used in) provided by financing activities	(2,126)	29

Effect of foreign currency translation on cash and cash equivalents	52	288

Net increase (decrease) in cash and cash equivalents	56,455	(28,207)

Cash and cash equivalents, beginning of period	8,487	38,276

Cash and cash equivalents, end of period	$64,942	$10,069

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.     Description and Basis of Presentation

Description

Steel Excel Inc. (“Steel Excel” or the “Company”) is primarily focused on capital redeployment and identification of new business operations in which it can utilize its existing working capital and maximize the use of the Company’s net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield services, sports, training, education, entertainment, and lifestyle businesses. During the fiscal year ended December 31, 2011, the Company acquired two sports-related businesses (Baseball Heaven and The Show) and one oilfield services business (Rogue Pressure Services). During the nine-month period ended September 30, 2012, it acquired two additional oilfield services businesses (Eagle Well Services and Sun Well Service). The Company currently operates in these two reportable segments, Steel Sports and Steel Energy, but may add other segments in the future depending upon acquisition opportunities to further redeploy its working capital.

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

The Company is reporting its quarterly financial information using a calendar convention; that is, the first, second and third quarters will consistently be reported as ending on March 31, June 30 and September 30, respectively. It has been the practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires closing the books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, appropriate disclosures are provided. The actual closing dates for the three and nine months ended September 30, 2012 and 2011 were September 29, 2012 and September 30, 2011, respectively.

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

2.     Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies have not changed from those presented in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which simplifies how entities test indefinite-lived intangible assets for impairment.  The amendment to the Accounting Standards Codification (ASC) permits entities to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary.  The amendment is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted the provisions of ASU No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, or ASU No. 2011-05, and began presenting the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. The provisions of ASU No. 2011-05 are required to be adopted retroactively. As this guidance provides only presentation requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows, or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350). ASU No. 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU No. 2011-08 was effective for the Company’s first quarter of 2012. The Company performs its annual goodwill impairment test during the fourth quarter. The Company does not believe adoption of this standard during the fourth quarter of 2012 will have an impact on its consolidated results of operations, financial condition, or cash flows.

There were no additional accounting pronouncements recently issued in the nine-month period ended September 30, 2012, which are applicable to the Company or may be considered material to the Company. For a complete discussion of the impact of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

3.     Acquisitions

On February 9, 2012, the Company acquired the business and assets of Eagle Well Services, Inc., which after the transaction operated as Well Services Ltd. (“Well Services”) for an aggregate purchase price of $48.1 million in cash. Well Services engages in the business of workover rig well servicing, including down hole well maintenance and workover, down hole well repairs, well completions, well recompletions, well drill outs and clean outs, and well reentry. Well Services is included in the Company’s Steel Energy reporting segment.

The Company accounted for this acquisition as a business combination and the total cash consideration of $48.1 million has been allocated to the net assets acquired based on their respective estimated fair values at February 9, 2012 as follows:

Amount
(in thousands)

Property and equipment	$23,842
Intangible assets	14,300
Accrued expenses	(137)
Total net identifiable assets	38,005

Goodwill	10,126

Net assets acquired	$48,131

The intangible assets acquired consist of customer relationships, which are being amortized on an accelerated basis over the estimated useful life of ten years. The $10.1 million goodwill arises from the growth potential the Company sees for Well Services, along with expected synergies with the Company’s current Steel Energy businesses, and is expected to be deductible for tax purposes. The acquisition-related costs for the purchase of Well Services included in “Selling, general and administrative” expenses in the Condensed Statement of Income were $0.2 million for the nine-month period ended September 30, 2012.

On May 31, 2012, the Company completed its acquisition of SWH, Inc. (“SWH”), a subsidiary of BNS Holding, Inc. (“BNS”). SWH’s sole business is Sun Well Service, Inc. (“Sun Well”), which is a provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin in North Dakota and Montana. Sun Well is included in the Company’s Steel Energy reporting segment.

Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the capital stock of SWH for an acquisition price aggregating $68.7 million. The aggregate acquisition price consisted of the issuance of 2,027,500 shares of the Company’s common stock (valued at $30 per share) and cash of $7.9 million. Affiliates of Steel Partners Holdings L.P. (“Steel Partners”) owned approximately 40% of the Company’s outstanding common stock and 85% of BNS prior to the execution of the Share Purchase Agreement.

As a result of the acquisition, Steel Partners beneficially owned approximately 51.1% of the Company’s outstanding common stock. Each of the Company and BNS appointed a special committee of independent directors to consider and negotiate the transaction because of the interest of Steel Partners in each company. Please see Note 17 for further details of this related party transaction.

The Company accounted for this acquisition as a business combination and the total acquisition price has been allocated to the net assets acquired based on their respective estimated fair values at May 31, 2012 as follows:

Amount
(in thousands)

Cash	$3,561
Accounts receivable	7,233
Prepaid expense and other current assets	782
Property and equipment	29,787
Identifiable intangible assets	27,300
Other long-term assets	714
Accounts payable	(1,036)
Accrued expenses and other current liabilities	(3,464)
Long-term debt	(16,000)
Capital lease obligations	(1,622)
Deferred tax liabilities	(5,510)
Total net identifiable assets	41,745

Goodwill	27,001

Net assets acquired	$68,746

The $27.3 million intangible assets acquired consist of customer relationships and a trade name, which will be amortized on an accelerated basis over their respective estimated useful lives of ten and five years, respectively. The $27.0 million goodwill arises from the growth potential the Company sees for Sun Well, along with expected synergies with the Company’s current Steel Energy businesses, and is expected to be non-deductible for tax purposes. The acquisition-related costs for the purchase of SWH included in “Selling, general and administrative” expenses in the Condensed Statements of Income were $1.2 million for nine-month period ended September 30, 2012.

Additionally, on May 31, 2012, the business of Well Services was combined with Sun Well and both businesses now operate as Sun Well.

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

	Three-month Period Ended:		Nine-month Period Ended:
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Net revenues	$34,294	$25,740	$96,641	$65,238
Net income attributable to Steel Excel Inc.	$5,349	$5,123	$8,050	$9,501
Basic net income per share	$0.41	$0.40	$0.62	$0.74
Diluted net income per share	$0.41	$0.40	$0.62	$0.74
Basic weighted average shares	12,982	12,908	12,942	12,908
Diluted weighted average shares	13,001	12,932	12,961	12,925

4.     Discontinued Operations

Discontinued operations for the three months and nine months ended September 30, 2012 represent The Show. The Show was not meeting projections, with no expectation to perform as represented when acquired. The operating results and cash flows of these discontinued operations are included in the Company’s condensed financial statements up to the date of disposition, which was July 1, 2012. As The Show was acquired in mid-August 2011, there was immaterial activity in the three months and nine months ended September 30, 2011. The following table indicates the components of the discontinued operations of The Show in the three months and nine months ended September 30, 2012:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(in thousands)

Revenues	$-	$410
Goodwill impairment	$-	$(1,796)
Impairment of other assets	$-	$(185)
Income (loss) from operations, net of taxes	$25	$(5)

The Company sold its business of providing data storage and software solutions and products (the “DPS Business”) to PMC-Sierra on June 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by the Company upon the closing of the transaction and the remaining $5.0 million was withheld in an escrow account (“DPS Holdback”). The DPS Holdback was released to the Company on June 8, 2011, one year after the consummation of the sale, except for $0.1 million to provide for one disputed claim, and was recognized as contingent consideration in discontinued operations when received. The $0.1 million was received in September 30, 2011. In addition, during the three months and nine months ended September 30, 2011, the Company sold patents from its DPS Business for $1.9 million, which was included in income from discontinued operations.

5.     Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. As of September 30, 2012, the Company had an aggregate of 1.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 104,500 shares were subject to outstanding options and other stock-based awards and 1.7 million shares were available for future grants of options and other stock-based awards. As of September 30, 2012, the Company had an aggregate of 0.4 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 64,924 shares were subject to outstanding options and other stock-based awards and 0.3 million shares were available for future grants of options and other stock-based awards.

Stock Benefit Plan Activities

Stock Options: A summary of option activity under all of the Company’s equity incentive plans as of September 30, 2012 and changes during the nine-month period then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Instrinsic Value

Outstanding at December 31, 2011	94	$31.89
Granted	3	$-
Exercised	-	$-
Forfeited	-	$-
Expired	(32)	$37.80
Outstanding at September 30, 2012	65	$30.54	7.51	$-

Options vested and expected to vest at September 30, 2012	65	$30.54	7.51	$-

Options exercisable at September 30, 2012	42	$31.70	6.82	$-

The aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock on the OTCQB Market and the exercise price of any underlying awards of shares subject to options that were in-the-money as of September 30, 2012. There were no options in-the-money as of September 30, 2012. As of September 30, 2012, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $0.2 million and this expense is expected to be recognized over a remaining weighted-average period of 1.6 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and the 2006 Director Plan. As of September 30, 2012, there were 86,177 shares of service-based restricted stock awards and 18,250 shares of restricted stock units outstanding. The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse or as specified in the grant agreements.

A summary of activity for restricted stock units as of September 30, 2012 and changes during the nine-month period then ended is as follows:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested restricted stock units at December 31, 20111	17	$0.010
Awarded	14	$0.001
Vested	(13)	$0.010
Forfeited	-	$-
Non-vested restricted stock units at September 30, 20121	18	$0.010

(1)
Non-vested restricted stock units at each period included shares to certain non-employee directors in which vesting will occur immediately if the relationship between the Company and the non-employee director ceases for any reason, subject in the case of a voluntary resignation to the consent of the Compensation Committee to the immediate vesting. These non-vested shares were recognized and fully expensed as stock-based compensation in the Condensed Statements of Income at the date of grant or the date of modification.

All restricted stock units issued prior to December 31, 2011 were awarded at the par value of $0.001 per share (adjusted to $0.01 per share to reflect the Reverse/Forward Split). As of September 30, 2012, the total unamortized stock-based compensation expense related to non-vested restricted stock units that is expected to vest, net of estimated forfeitures, was immaterial.

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

Stock-based compensation expenses included in the Condensed Statements of Income for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011 were as follows:

	Three-month Period Ended:		Nine-month Period Ended:
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Stock-based compensation expense by caption:
Selling, marketing and administrative	$421	$30	$857	$490

Stock-based compensation expense by award type:
Stock options	$26	$26	$68	$43
Retricted stock	395	4	789	447
Total	$421	$30	$857	$490

The stock-based compensation expense in the above table does not reflect any significant tax expense, which is consistent with the Company’s treatment of income or loss from its United States operations. For the three-month and nine-month periods ended September 30, 2012 and September 30, 2011, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there were no stock-based compensation costs capitalized as part of an asset in the three-month and nine-month periods ended September 30, 2012 and September 30, 2011.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for all stock-based awards. No grants were made in the three-month period ended September 30, 2011. The fair value applied to the stock-based awards granted in the three-month and nine-month periods ended September 30, 2012 and 2011 were estimated using the following weighted average assumptions:

	Three-month Period Ended:		Nine-month Period Ended:
	September 30,		September 30,
	2012	2011	2012	2011

Expected life (in years)	1	-	1	4
Risk-free interest rates	0.2%	-	0.2%	1.5%
Expected volatility	58%	-	58%	44%
Dividend yield	-	-	-	-
Weighted average fair value of restricted stock	$27.40	-	$26.90	$10.90

6.     Marketable Securities

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

The Company’s portfolio of marketable securities at September 30, 2012 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$56,411	$-	$-	$56,411
Mutual funds	10,000	900	-	10,900
United States government securities	97,560	210	-	97,770
Government agencies	455	-	-	455
Corporate securities	17,554	549	(967)	17,136
Commercial paper	22,042	29	-	22,071
Corporate obligations	43,978	460	(1)	44,437
Total available-for-sale securities	248,000	2,148	(968)	249,180
Amounts classified as cash equivalents	(56,302)	-	-	(56,302)
Amounts classified as marketable securities	$191,698	$2,148	$(968)	$192,878

The Company’s portfolio of marketable securities at December 31, 2011 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$3,029	$-	$-	$3,029
United States government securities	309,189	593	(3)	309,779
Government agencies	3,505	21	-	3,526
Corporate obligations	1,513	8	-	1,521
Total available-for-sale securities	317,236	622	(3)	317,855
Amounts classified as cash equivalents	(2,914)	-	-	(2,914)
Amounts classified as marketable securities	$314,322	$622	$(3)	$314,941

Sales of marketable securities resulted in gross realized gains of $0.1 and $0.2 million during the nine-month periods ended September 30, 2012 and 2011, respectively. The gross realized gains for the three-month periods ended September 30, 2012 and 2011 were immaterial. Sales of marketable securities resulted in gross realized losses of $0.3 million during the nine-month period ended September 30, 2011. The gross realized losses for the three-month and nine-month periods ended September 30, 2012 and the three-month period ended September 30, 2011 were immaterial.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

U.S. government securities	$86,689	$-	$-	$-	$86,689	$-
Government agencies	$455	$-	-	-	455	-
Corporate securities	28,616	(2)	-	-	28,616	(2)
Total	$115,760	$(2)	$-	$-	$115,760	$(2)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Unrealized Gross Losses
	(in thousands)

U.S. government securities	$15,186	$(3)	$-	$-	$15,186	$(3)

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month and nine-month periods ended September 30, 2012 and 2011 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.

The amortized cost and estimated fair value of investments in available-for-sale securities as of September 30, 2012 and December 31, 2011, by contractual maturity, were as follows:

	September 30, 2012		December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)

Mature in one year or less	$221,678	$222,279	$256,763	$257,050
Mature after one year through three years	17,620	17,884	60,473	60,805
Mature after three years	8,702	9,016	-	-
Total	$248,000	$249,180	$317,236	$317,855

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

Financial Assets Measured at Fair Value on a Recurring Basis

The Company utilizes levels 1, 2 and 3 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid. Level 1 instruments also include United States government securities, government agencies, and states and municipalities, as these securities are backed by the federal or state governments and traded in active markets frequently with sufficient volume. Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include mortgage-backed securities, corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value, which includes the Company’s two venture fund investments. The Company periodically monitors its two venture capital funds and records these investments within “Other long-term assets” on the Condensed Balance Sheets based on quarterly statements the Company receives from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. There were no changes in the fair value estimates from December 31, 2011. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and other income, net,” in the Condensed Statements of Income. At September 30, 2012, there were no significant transfers that occurred between any of the levels of the Company’s financial assets.

A summary of financial assets measured at fair value on a recurring basis at September 30, 2012 was as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Cash, including short-term deposits1	$56,411	$56,411	$-	$-
Mutual funds2	10,900	10,900	-	-
United States government securities2	97,770	97,770	-	-
Government agencies2	455	455	-	-
Corporate securities2	17,136	17,136	-	-
Commercial paper2	22,071	-	22,071	-
Corporate obligations2	44,436	-	44,436	-
Non-controlling interests in certain funds3	1,097	-		1,097
	$250,276	$182,672	$66,507	$1,097

(1)	At September 30, 2012, the Company recorded $56.3 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”

A summary of financial assets measured at fair value on a recurring basis at December 31, 2011 was as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Cash, including short-term deposits1	$8,601	$8,601	$-	$-
United States government securities2	309,780	309,780	-	-
Government agencies2	3,526	3,526	-	-
Corporate obligations2	1,521	-	1,521	-
Non-controlling interests in certain funds3	1,117	-	-	1,117
Total	$324,545	$321,907	$1,521	$1,117

(1)	At December 31 2011, the Company recorded $8.5 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”

The Company’s other financial instruments include accounts payable and accrued and other liabilities. Carrying values of these financial liabilities approximate their fair values due to the relatively short maturity of these items. The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at September 30, 2012 and December 31, 2011 was approximately $0.3 million on both dates. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis for the 3/4% Notes of approximately $0.3 million at September 30, 2012 to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value. The Company may seek to make open market repurchases of the remaining balance of its 3/4% Notes within the next twelve months. Accordingly, these notes are reflected as a current liability in the accompanying Condensed Balance Sheets.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company had no non-financial assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011.

8.     Long-Lived Assets

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

Property and Equipment, Net

The components of property and equipment, net, as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Rigs and workover equipment	$42,978	$11,750
Other equipment	24,092	3,205
Land and improvements	6,980	5,677
Buildings	5,623	-
Vehicles	1,505	648
Furniture and fixtures	258	100
Assets in progress	1,044	-
	82,480	21,380
Accumulated depreciation	(5,558)	(320)
Property and equipment, net	$76,922	$21,060

The Other Equipment listed above primarily includes other Steel Energy equipment, such as pumps, rig vehicles, trailers, power swivels, BOP accumulators, and various tongs. The assets in progress include $0.8 million of payments toward a new rig and other oilfield services equipment at Sun Well and $0.2 million toward a new training facility and gate entry renovations at Baseball Heaven. During the nine-month period ended September 30, 2012, the Company wrote down all of the assets of The Show ($0.1 million) to zero-value, as The Show was not meeting forecasted projections, with no expectation to perform as represented when acquired. This impairment is included in “Loss from discontinued operations, net of taxes” in the Condensed Statement of Income. The assets disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell.

Depreciation expense for the three-month period ended September 30, 2012 aggregated $2.5 million, with $2.4 million in “Cost of revenues” and $0.1 million in “Selling, general and administrative” expenses in the Condensed Statement of Income. Depreciation expense for the nine-month period ended September 30, 2012 aggregated $5.3 million, with $4.0 million in “Cost of revenues” and $1.3 million in “Selling, general and administrative” expenses in the Condensed Statement of Income. There was $0.1 million of depreciation expense in the three-month and nine-month periods ended September 30, 2011, which was included in “Selling, general and administrative” expenses in the Condensed Statement of Income.

Intangible Assets, Net

The components of intangible assets, net, as of September 30, 2012 were as follows:

	Cost	Accumulated Amortization	Net	Amortization Method	Estimated Useful Life (years)
	(in thousands)
Sports-Related:
Customer relationships	$235	$(55)	180	Straight-line	5

Oilfield Servicing:
Customer relationships	43,100	(4,217)	38,883	Accelerated	10
Trade names	4,100	(727)	3,373	Accelerated	5
	47,200	(4,944)	42,256
Intangible assets, net	$47,435	$(4,999)	$42,436

The components of intangible assets, net, as of December 31, 2011 were as follows:

	Cost	Accumulated Amortization	Net	Amortization Method	Estimated Useful Life (years)
	(in thousands)
Sports-Related:
Customer relationships	$235	$(20)	215	Straight-line	5

Oilfield Servicing:
Customer relationships	4,700	(29)	4,671	Accelerated	10
Trade names	900	-	900	Accelerated	5
	5,600	(29)	5,571
Intangible assets, net	$5,835	$(49)	$5,786

Amortization expense for the three-month and nine-month periods ended September 30, 2012 were $2.6 million and $5.0 million, respectively, and are included in “Selling, general and administrative” expenses in the Condensed Statements of Income. There was no amortization expense for the three-month and nine-month periods ended September 30, 2011.

Estimated aggregate future amortization expenses for the next five years for the intangible assets by reporting segment are as follows:

	Steel Sports	Steel Energy
	(in thousands)
For the year ended December 31:
2012 (remaining three months)	$12	$2,565
2013	47	8,534
2014	47	6,565
2015	47	5,267
2016	27	4,216
Thereafter	-	15,109
	$180	$42,256

Goodwill

Goodwill by reporting segment as of September 30, 2012 was as follows:

	Steel Sports	Steel Energy	Total
	(in thousands)

Balance, December 31, 2011	$1,989	$6,255	$8,244
Acquired goodwill	-	37,127	37,127
Accumulated impairment (see Note 4)	(1,796)	-	(1,796)
Balance, September 30, 2012	$193	$43,382	$43,575

During the nine-month period ended September 30, 2012, the Company wrote off goodwill from The Show of $1.7 million, as The Show was not meeting forecasted projections, with no expectation to perform as represented when acquired. This impairment charge is included in “Loss from discontinued operations, net of taxes” in the Condensed Statement of Income.

9.      Liabilities

The Company’s “Accrued and other liabilities” as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Tax-related	$1,738	$56
Accrued compensation and related taxes	4,864	1,593
Deferred revenue	280	278
Professional services	20	485
Accrued workers compensation	-	1,233
Other	2,080	181
Total	$8,982	$3,826

The Company’s “Other long-term liabilities” as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Tax-related	$7,340	$10,737
Phantom stock liability	1,524	-
	$8,864	$10,737

The tax-related long-term liabilities relate to FIN 48 uncertainties primarily associated with our foreign subsidiaries. Through its acquisition of SWH, the Company has a phantom stock plan agreement (the “Phantom Plan”), in which the board of directors is authorized to grant phantom shares to employees and consultants. The value of the phantom shares was fixed at $1,543 per share as a result of the acquisition. If employees or consultants are terminated, their unvested shares are returned to the Phantom Plan. Phantom stockholders are entitled to receive a cash payment for their vested shares on February 1, 2016, unless there is a change of control or employee death. The Company is accounting for the unvested portion of the Phantom Plan as post-combination compensation expense by accreting a liability over the vesting period.

Sun Well has a credit agreement with Wells Fargo Bank, National Association that includes a term loan of $20,000,000 and a revolving line of credit for up to $5,000,000. The loans are secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank’s prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5% for base rate loans. Both options are subject to leverage ratio adjustments. The interest payments are made monthly. The term loan is repayable in $1,000,000 quarterly principal installments from September 30, 2011 through June 30, 2015. Sun Well borrowed $20,000,000 on the term loan in July 2011 and has made $6,000,000 in scheduled principal payments through September 30, 2012. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015. There is no balance due on the revolving loan as of September 30, 2012. Under the agreement, Sun Well is subject to certain financial covenants, with which it was in compliance as of September 30, 2012.

The future principal payments due on the notes payable are as follows:

Amount
(in thousands)

For the year ended December 31:
2012 (remaining three months)	$-
2013	4,000
2014	4,000
2015	6,000
$14,000

10.   Commitments and Contingencies

Contractual Obligations

Through its recent acquisitions, the Company assumed leases of property expiring in various dates through 2016 with the following non-cancelable obligations:

Amount
(in thousands)
For the year ended December 31:
2012 (remaining three months)	$295
2013	811
2014	662
2015	583
2016	492
$2,843

Through its acquisitions, the Company acquired certain equipment under capital lease obligations. The following is a schedule of the future annual minimum payments for these leases as of September 30, 2012:

For the year ended December 31:
2012 (remaining three months)	$127
2013	458
2014	458
2015	458
2016	160
Total minimum lease payments	1,661
Less amount representing interest	(172)

Present value of net minimum lease payments	1,489
Less current portion	(405)

Capital lease obligations, net of current portion	$1,084

Legal Proceedings

From time to time, we may be a party in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business. In the opinion of management, such legal actions are not expected to have a material adverse effect on our financial condition or results of operations.

11.   Restructuring Charges

The Company implemented restructuring plans during its nine-month transition period ended December 31, 2010 and during fiscal 2010 and 2009. The goals of these plans were to bring the Company’s operational expenses to appropriate levels relative to its historical net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Condensed Statements of Income. These plans were completed as of December 31, 2011 so there was no restructuring activity in the nine-month period ended September 30, 2012.

12.   Interest and Other Income (Expense), Net

The components of “Interest and other income (expense), net” for the three-month and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three-Month Period Ended: September 30,		Nine-Month Period Ended: September 30,
	2012	2011	2012	2011
	(in thousands)

Interest income, net	$66	$295	$473	$3,853
Realized currency translation gains (losses)	45	(181)	151	3,917
Write-off of loan to The Show	77	-	(423)	-
Gain (loss) on sale of fixed assets	70	-	70	-
Other	211	(132)	161	339
	$469	$(18)	$432	$8,109

The realized currency translation gains are primarily the result of substantial liquidations of certain of the Company’s foreign subsidiaries. The Company wrote off its loan to The Show because The Show was not meeting forecasted projections, with no expectation to perform as represented when acquired, and has been reclassified as discontinued operations. Therefore, the Company does not anticipate repayment of its loan by The Show.

13.   Income Taxes

ASC topic–740-270, Interim Reporting - Income Taxes, requires companies to make the best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. An exception applies to the current quarter because the Company is not able to provide a sufficiently precise forecast of income for the year. The Company recorded a benefit from income tax of $1.1 million and $0.3 million for the three-month and nine-month periods ended September 30, 2012, respectively. The benefit for the period ended September 30, 2012 is primarily the result of a Singapore tax refund. Other discrete items for the current quarter include the amortization of indefinite lived intangible assets, a mark-to-market adjustment to the value of available-for-sale securities, and the separation of discontinued operations from continuing operations.

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

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Based on its history of operating losses, the Company has offset its net deferred tax assets by a full valuation allowance. When realized (or earlier, if justified by the Company’s earning history), the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of income in the respective period.

The Company continues to monitor the status of its net operating losses (“NOLs”), which may be used to offset future taxable income. If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and, in such case, the Company may be unable to use a significant portion of its NOLs to offset taxable income. The Company has adopted a tax benefits preservation plan with the intention of reducing the likelihood of an ownership change and filed an amendment to its certificate of incorporation that restricts certain transfers of the Company’s common stock with the intention of preventing an ownership change. However, the Company cannot ensure these measures will be effective in deterring or preventing all transfers of the Company’s common stock that could result in such an ownership change. For details regarding the Company’s NOL carryforwards prior to the nine-month period ended September 30, 2012, please refer to Note 14 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of September 30, 2012, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 1999 onward also remain subject to adjustment in subsequent audits when they are utilized.

As of September 30, 2012, the Company’s total gross unrecognized tax benefits were $26.4 million, of which $5.7 million, if recognized, would affect the effective tax rate. As of December 31, 2011, the Company’s total gross unrecognized tax benefits were $29.9 million, of which $9.2 million, if recognized, would affect the effective tax rate.

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

14.   Segment Information

The Company currently reports its business in two reportable segments: Steel Sports and Steel Energy. The Company also maintains general operations as it continues to explore additional working capital redeployment opportunities. There were no reportable segments in the fiscal 2011 periods.

Segment information as of September 30, 2012 and for continuing operations for the nine-month period then ended was as follows:

	Steel Sports	Steel Energy	General Corporate	Consolidated
	(in thousands)

Net revenues for three months ended	$1,257	$33,037	$-	$34,294
Net revenues for nine months ended	$2,402	$70,787	$-	$73,189

Income (loss) from operations for three months ended	$(464)	$5,566	$(1,352)	$3,750
Income (loss) from operations for nine months ended	$(1,392)	$14,606	$(6,849)	$6,365

Total assets	$6,714	$196,893	$258,711	$462,318

Accounts receivable	$38	$33,282	$-	$33,320

Goodwill	$192	$43,383	$-	$43,575

Property and equipment, net	$5,825	$71,097	$-	$76,922

15.   Net (Loss) Income Per Share

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

A reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share attributable to Steel Excel computations was as follows:

	Three-Month Period Ended:		Nine-Month Period Ended:
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands), except per share amounts
Numerators (basic and diluted)
Income (loss) from continuing operations, net of taxes	$5,324	$1,250	$7,109	$1,517
Income from discontinued operations, net of taxes	$25	$85	$(1,986)	$6,915
Net income attributable to Steel Excel Inc.	$5,349	$1,335	$5,703	$8,432

Denominators
Basic weighted-average shares outstanding	12,982	10,881	11,820	10,881
Effect of dilutive securities:
Stock-based awards	19	21	20	14
3/4% subordinate notes	-	3	-	3
Diluted weighted-average shares outstanding	13,001	10,905	11,840	10,898

Net (loss) income per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.41	$0.11	$0.60	$0.14
Income from discontinued operations, net of taxes	$0.00	$0.01	$(0.17)	$0.64
Net income attributable to Steel Excel Inc.	$0.41	$0.12	$0.48	$0.77
Diluted
Income (loss) from continuing operations, net of taxes	$0.41	$0.11	$0.60	$0.14
Income from discontinued operations, net of taxes	$0.00	$0.01	$(0.17)	$0.63
Net income attributable to Steel Excel Inc.	$0.41	$0.12	$0.48	$0.77

Certain potential common shares were excluded from the diluted computation for the three-month and nine-month periods ended September 30, 2012 and 2011 because their inclusion would have been anti-dilutive. The potential common shares excluded for the three-month and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three-Month Period Ended:		Nine-Month Period Ended:
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands), except per share amounts

Outstanding stock options	63	22	59	22
Outstanding restricted stock	85	22	85	22
3/4% Convertible senior subordinated notes	3	3	3	3

16.   Supplemental Disclosures of Cash Flows

Non-cash investing and financing activities for the nine-month period ended September 30, 2012 and 2011 are as follows:

	Nine-month Period Ended:
	September 30,
	2012	2011
Acquisition of SWH, Inc. through issuance of common stock	$60,825	$-
Net unrealized gains on available-for-sale securities, net of taxes	$560	$336

Through its acquisitions, the Company acquired capital lease obligations and long-term debt. The interest expense paid in cash for these obligations was $0.3 million. There was no interest expense in the 2011 period. Cash paid for income taxes in the nine-month periods of fiscal 2012 and 2011 were immaterial.

17.   Related Party Transactions

As disclosed in Note 3, pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the capital stock of SWH for an acquisition price aggregating $68.7 million. The aggregate acquisition price consisted of the issuance of 2,027,500 shares of the Company’s common stock (valued at $30 per share) and cash of $7.9 million. Steel Partners owned approximately 40% of the Company’s outstanding common stock and 85% of BNS prior to the execution of the Share Purchase Agreement. The Company appointed a special committee (the “Special Committee”) comprised solely of independent directors to consider and negotiate the transaction, as did BNS, because of the interest of Steel Partners in each company. The Special Committee, with the assistance of its independent financial advisor, considered a number of factors in negotiating the acquisition price, including, without limitation, the fairness opinion from its financial advisor.

As a result of the acquisition, Steel Partners beneficially owned approximately 51.1% of the Company’s outstanding common stock. Jack L. Howard, John J. Quicke, and Warren G. Lichtenstein are directors of the Company and each such person is deemed to be an affiliate of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended. Each of the three directors is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy. In addition, Mr. Quicke currently serves as the Interim President and CEO of the Company. He was previously compensated $30,000 by the Company per month in connection with this role (which was in addition to the compensation he receives as a non-employee Board member) prior to the entry into the Amended and Restated Management Services Agreement described below. Mr. Quicke also serves as an executive of other affiliates of Steel Partners.

Effective October 1, 2011, the Company contracted with SP Corporate Services LLC (“SP Corporate”) to provide financial management and administrative services, including the services of a CFO. Under the terms of the services agreement, SP Corporate was receiving $35,000 monthly for the provision of such services. Effective August 1, 2012, the agreement was amended and restated whereby SP Corporate provides expanded services including the positions of CEO and CFO, responsibility for financing, regulatory reporting, and other administrative and operational functions. SP Corporate receives $300,000 per month for these expanded services.

The Company holds $15.1 million of short-term deposits at WebBank, an affiliate of Steel Partners.

18.  Subsequent Events

On November 8, 2012, the Company’s Board of Directors approved the repurchase of up to an aggregate of 200,000 shares of its Common Stock in open-market purchases from time to time.

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

The Company is reporting its quarterly financial information using a calendar convention; that is, the first, second and third quarters will consistently be reported as ending on March 31, June 30 and September 30, respectively. It has been the practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires closing the books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, appropriate disclosures are provided. The actual closing dates for the three and nine months ended September 30, 2012 and 2011 were September 29, 2012 and September 30, 2011, respectively.

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

Overview

We are primarily focused on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield services, sports, training, education, entertainment, and lifestyle businesses. During the fiscal year ended December 31, 2011, we acquired two sports-related businesses (Baseball Heaven and The Show) and one oilfield services business (Rogue Pressure Services). During the nine-month period ended September 30, 2012, we acquired two additional oilfield services businesses (Eagle Well Services and Sun Well Service). We currently operate in these two reportable segments, Steel Sports and Steel Energy, but may add others in the future depending upon acquisition opportunities to further redeploy our working capital.

On February 9, 2012, we acquired the business and assets of Eagle Well Services, Inc., which after the transaction operated as Well Services Ltd. (“Well Services”). Well Services is a leader in the oilfield service industry serving customers in the Bakken basin of North Dakota and Montana. The purchase price was $48.1 million in cash. Well Services is included in our Steel Energy reporting segment.

On May 31, 2012, we completed our acquisition of SWH, Inc. (“SWH”), the parent company of Sun Well Service, Inc. (“Sun Well”) and a subsidiary of BNS Holding, Inc. (“BNS”). Sun Well is a provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin in North Dakota and Montana. Sun Well is included in our Steel Energy reporting segment.

Pursuant to the terms of the Share Purchase Agreement, we acquired all of the capital stock of SWH for an acquisition price aggregating $68.7 million. The aggregate acquisition price consisted of the issuance of 2,027,500 shares of our common stock (valued at $30 per share) and cash of $7.9 million. Affiliates of Steel Partners Holdings L.P. (“Steel Partners”) owned approximately 40% of our outstanding common stock and 85% of BNS prior to the execution of the Share Purchase Agreement.

As a result of the acquisition, Steel Partners beneficially owned approximately 51.1% of our outstanding common stock. Each of BNS and ourselves appointed a special committee of independent directors to consider and negotiate the transaction because of the interest of Steel Partners in each company.

On May 31, 2012, the business of Well Services was combined with Sun Well and both businesses now operate as Sun Well.

Results of Operations

As we did not acquire any of our Steel Energy operations until December 2011, we do not have 2011 comparative financials for Steel Energy. All of the following comparisons are for Steel Sports continuing operations only.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified in Note 4 to the Condensed Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

Revenues, Cost of Revenues and Gross Margin

Revenues, cost of revenues, and the gross margins for Steel Sports for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively, are as follows:

	Three-Month Period Ended:		Nine-Month Period Ended:
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Net revenues	$1,257	$707	$2,402	$707
Cost of revenues	$917	$176	$1,773	$176
Gross margin	$340	$531	$629	$531

Operating Expenses

Operating expenses for the three-month and nine-month periods ended September 30, 2012 and 2011are as follows:

	Three-Month Period Ended:		Nine-Month Period Ended:
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Selling, general and administrative
Steel Energy	$5,722	$-	$10,994	$-
Steel Sports	$1,380	$496	$3,165	$496
General Corporate	$1,358	$1,552	$6,848	$6,918

Our general corporate operating expenses have remained consistent from 2011 through 2012. Our Steel Sports operating expenses are more in the fiscal 2012 periods compared to the 2011 periods because we had acquired our sports operations in the middle of the three months of fiscal 2011.

Interest and Other Income (Expense), Net

The interest and other income (expense), net for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively, are as follows:

	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Interest and other income (expense), net	$469	$(18)	$432	$8,109

During the three-month and nine-month periods ended September 30, 2011, other income included realized translation gains (losses) from the substantial liquidations of certain foreign subsidiaries aggregating ($0.2) million and $3.9 million, respectively. In addition, a change in our investments to more liquid assets resulted in our interest income being reduced to $0.1 million and $0.5 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $0.3 million and $3.8 million for the same periods of fiscal 2011, respectively.

Income Taxes

ASC topic–740-270, Interim Reporting - Income Taxes, requires companies to make the best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. An exception applies to the current quarter because we are not able to provide a sufficiently precise forecast of income for the year. We recorded a benefit from income tax of $1.1 million and $0.3 million for the three-month and nine-month periods ended September 30, 2012, respectively. The benefit for the period ended September 30, 2012 is primarily the result of a Singapore tax refund. Other discrete items for the current quarter include the amortization of indefinite lived intangible assets, a mark-to-market adjustment to the value of available-for-sale securities, and the separation of discontinued operations from continuing operations.

We recorded a tax benefit of $2.7 million ($1.4 million in cash and $1.3 million of non-cash benefit) and $0.3 million for the three-month and nine-month periods ended September 30, 2011, respectively, primarily due to the reversal of reserves for foreign taxes as a result of a favorable settlement in Singapore. During the three-month period ended July 1, 2011, we made significant changes to our historic investment portfolio to move to primarily low-risk interest-bearing government securities. These changes were significant enough, in our judgment, to consider the legacy portfolio to have been disposed of for the purpose of tracking a disproportionate tax effect that arose in fiscal 2008. The nine-month period ended September 30, 2011 also included our realizing certain currency translation gains due to substantial liquidation of certain of our foreign subsidiaries during the period. These taxes were partially offset by income tax benefits from losses incurred in our foreign jurisdictions and the reversal of reserves for certain foreign taxes.

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Based on our history of operating losses, we have offset our net deferred tax assets by a full valuation allowance. When realized (or earlier, if justified by our earning history), the asset will be reflected on our balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of income in the respective period.

We continue to monitor the status of our net operating losses (“NOLs”), which may be used to offset future taxable income. If we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change and, in such case, we may be unable to use a significant portion of our NOLs to offset taxable income. We have adopted a tax benefits preservation plan with the intention of reducing the likelihood of an ownership change and filed an amendment to our certificate of incorporation that restricts certain transfers of our common stock with the intention of preventing an ownership change. However, we cannot ensure that these measures will be effective in deterring or preventing all transfers of our common stock that could result in such an ownership change. For details regarding our NOL carryforwards prior to the nine-month period ended September 30, 2012, please refer to Note 14 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of September 30, 2012, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 1999 onward also remain subject to adjustment in subsequent audits when they are utilized.

As of September 30, 2012, our total gross unrecognized tax benefits were $26.4 million, of which $5.7 million, if recognized, would affect the effective tax rate. As of December 31, 2011, our total gross unrecognized tax benefits were $29.9 million, of which $9.2 million, if recognized, would affect the effective tax rate.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Our management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we conduct or formerly conducted business. We believe that it is not reasonably possible that the gross unrecognized tax benefits will change significantly within the next 12 months; however, tax audits remain open and the outcome of any tax audits are inherently uncertain, which could change this judgment in any given quarter.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:  Our principal source of liquidity is cash, cash equivalents, and marketable securities on hand. We focus on managing the critical components of working capital, which include payables and short-term debt. Our working capital at September 30, 2012 and December 31, 2011 was $278.0 million and $324.1 million, respectively.  The decrease in working capital of $46.1 million at September 30, 2012 compared to December 31, 2011 was primarily attributable to the two Steel Energy acquisitions made during the nine-month period ended September 30, 2012.

Operating Activities: Net cash used by operating activities was $2.8 million in the nine-month period ended September 30, 2012, compared to $12.0 million provided in the same period of fiscal 2011. This difference is primarily the result of the $6.2 million sale of our building and the $2.5 million gain on the release of foreign currency translation in the fiscal 2011 period. In addition, we have more operating assets and liabilities in the current period compared to the fiscal 2011 period due to our increase in operating businesses with our Steel Energy reporting segments, which did not exist in the corresponding nine-month period of fiscal 2011. In addition, Steel Sports operations did not begin until mid-August 2011.

Investing Activities: Net cash provided by investing activities increased to $61.3 million for the nine-month period ended September 30, 2012, compared to $40.5 million being used for the same period of fiscal 2011. Purchases of marketable securities used cash of $499.0 million and $491.5 million for the fiscal 2012 and 2011 periods, respectively. Sales of marketable securities provided cash of $568.5 million and $396.2 million for the fiscal 2012 and 2011 periods, respectively. However, this was partially offset in the fiscal 2012 period by the acquisition of the business and assets of Well Services for $48.1 million and SWH for $7.9 million of cash. We continue to manage our cash through interest-bearing accounts.

Financing Activities:  As a result of our acquisition of SWH, we used $2.1 million for the repayment of capital leases and long-term debt in the nine-month period ended September 30, 2012. There were no material financing activities in the nine-month period ended September 30, 2011.

Liquidity Requirements

At September 30, 2012, we had $257.8 million in cash, cash equivalents and marketable securities, of which approximately $22.2 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and government agencies, and were recorded on our Condensed Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in shareholders’ equity.

In the three-month and nine-month periods ended September 30, 2012 and September 30, 2011, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In the future, we may make additional acquisitions of businesses, and we may be required to use a significant portion of our available cash balances for such acquisitions or for working capital needs thereafter. Net accounts receivable were $33.3 million and $4.7 million at September 30, 2012 and December 31, 2011, respectively. The increase of $28.6 million is primarily due to the two recent acquisitions of Well Services and Sun Well, and increased revenues from our other Steel Energy business, Rogue Pressure Services, LLC. We believe our receivables are ultimately collectible or recoverable. Additionally, for our Steel Energy businesses, we have the ability to exercise liens on well construction sites in order to enforce collections.

We have invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At September 30, 2012 and December 31, 2011, the carrying value of such investments aggregated $1.1 million for both periods, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical.  The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these equity investments in the future.

We believe that our cash and cash equivalent balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Commitments and Contingencies

Legal Proceedings

The information contained under the heading, “Legal Proceedings,” set forth under Part II, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Contractual Obligations

Details of our contractual obligations and commitments as of September 30, 2012 to make future payments are set forth below:
	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)

Long-term debt	$14,000	$-	$14,000	$-	$-
Capital lease obligations	1,607	506	1,101	-	-
Operating lease obligations	2,896	921	1,865	110	-
Total	$18,503	$1,427	$16,966	$110	$-

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which simplifies how entities test indefinite-lived intangible assets for impairment. The amendment to the Accounting Standards Codification (ASC) permits entities to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary. The amendment is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are evaluating the impact of this ASU and do not expect its adoption to have a significant impact on our consolidated financial statements.

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

There were no additional accounting pronouncements recently issued in the nine-month period ended September 30, 2012, which are applicable to us or may be considered material to us. For a complete discussion of the impact of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2012, which was the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1*	Amendment No. 1 to 2006 Director Plan, dated as of November 17, 2011.
10.2*	Amendment No. 2 to 2004 Equity Incentive Plan, dated as of November 17, 2011.
10.3*	Amendment No. 3 to the 2004 Equity Incentive Plan, dated as of August 7, 2012.
10.4*	Form of Restricted Stock Award Agreement for 2004 Equity Incentive Plan, as amended August 7, 2012.
10.5*	Form of Restricted Stock Award Agreement for 2006 Director Plan, as amended August 7, 2012.
10.6†	Amended and Restated Management Services Agreement, dated as of August 1, 2012, between Steel Excel Inc. and SP Corporate Services LLC.
31.1*	Certification of the Principal Executive Officer, John J. Quicke, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, Mark. A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer, John J. Quicke, and the Principal Financial Officer, Mark A. Zorko, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. † Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 10, 2012.
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

Steel Excel Inc.

/s/ John J. Quicke	Date: November 8, 2012
John J. Quicke Interim President and Chief Executive Officer (principal executive officer)

/s/ Mark A. Zorko
Mark A. Zorko Chief Financial Officer (principal financial officer)	Date: November 8, 2012