Form 10-K
period 2012-12-31
Steel Excel Inc.
filed 2013-03-11
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period _____ to _____

Commission File Number 000-15071

STEEL EXCEL INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2748530
(State of Incorporation)	(I.R.S. Employer Identification Number)

2603 Camino Ramon, Suite 200, San Ramon, CA 94583
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $171.6 million.

As of March 6, 2013, the registrant had 12,879,757 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the registrant’s Form 10-K incorporates by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 Annual Meeting of Stockholders.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, ( the “Exchange Act”). Forward-looking statements are statements regarding future events or our future performance, and include statements regarding projected operating results.  These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy our capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investment opportunities; the inability to realize the benefits of our net operating losses; the ability to consolidate and manage our newly acquired businesses; fluctuations in demand for our services; the hazardous nature of operations in the oilfield services industry, which could result in personal injury, property damage or damage to the environment; environmental and other health and safety laws and regulations, including those relating to climate change and general economic conditions.  We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

PART I

Item 1. Business

Change in Fiscal Year End

On December 7, 2010, our Board of Directors approved a change in our fiscal year-end from March 31 to December 31. As a result of this change, we had a nine-month transition period from April 1, 2010 to December 31, 2010 (the “Transition Period”). References in this Annual Report on Form 10-K to “fiscal year 2012” or “fiscal 2012” refers to the calendar year of January 1, 2012 to December 31, 2012. References in this Annual Report on Form 10-K to “fiscal year 2011” or “fiscal 2011” refers to the calendar year of January 1, 2011 to December 31, 2011.

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

The exchange ratio for the Reverse Split was 1-for-500 and the exchange ratio for the Forward Split was 50-for-1. As a result of the Reverse Split, stockholders holding less than 500 shares (the “Cashed Out Stockholders”) were entitled to a cash payment for all of their shares. All remaining stockholders following the Forward Split (the “Remaining Stockholders”) were also entitled to a cash payment for any fractional shares that they would otherwise have received. The cash payment that each Cashed Out Stockholder or Remaining Stockholder was entitled to receive was based upon such stockholder’s pro rata share of the total net proceeds received in the sale of the aggregated fractional shares by our transfer agent at prevailing prices on the open market.

As a result of the Reverse/Forward Split, our common stock outstanding went from 108,868,286 shares at September 30, 2011 to 10,886,829 shares at October 3, 2011. All shares outstanding and per share information for the previous financial periods being reported in this Annual Report on Form 10-K have been adjusted to reflect the Reverse/Forward Split.

General Information

We were incorporated in 1981 in California under the name Adaptec, Inc., (“Adaptec”), and completed our initial public offering in 1986. In March 1998, we reincorporated in Delaware. On June 22, 2010, we changed our name to ADPT Corporation (“ADPT”). On October 3, 2011, we changed our name to Steel Excel Inc. (“Steel Excel”).

Business Overview and Outlook

Through September 2010, we provided enterprise-class external storage products, including Application Specific Integrated Circuits, or ASICs, and software to original equipment manufacturers. Currently, we are primarily focused on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield services, sports, training, education, entertainment, and lifestyle businesses. During our fiscal year ended December 31, 2012, we acquired two oilfield services businesses (Eagle Well Services and Sun Well Service, Inc.) and two sports-related businesses (CrossFit South Bay and CrossFit Torrance). During our fiscal year ended December 31, 2011, we acquired two sports-related businesses (Baseball Heaven and The Show) and one oilfield services business (Rogue Pressure Services Ltd). We currently operate in these two reportable segments, Steel Sports and Steel Energy, but may add other segments in the future depending upon acquisition opportunities to further redeploy our working capital.

On February 9, 2012, we acquired the business and assets of Eagle Well Services, Inc., which after the transaction operated as Well Services Ltd. (“Well Services”). Well Services is a leader in the oilfield service industry serving customers in the Bakken basin of North Dakota and Montana. The purchase price was $48.1 million in cash.

On May 31, 2012, we completed our acquisition of SWH, Inc. (“SWH”), the parent company of Sun Well Service, Inc. (“Sun Well”) and a subsidiary of BNS Holding, Inc. (“BNS”). Sun Well is a provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin of North Dakota and Montana.

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

As a result of the acquisition and additional shares acquired on the open market, Steel Partners beneficially owned approximately 51.1% of our outstanding common stock. Both BNS and we appointed a special committee of independent directors to consider and negotiate the transaction because of the ownership interest held by Steel Partners in each company.

On May 31, 2012, the business of Well Services was combined with Sun Well and both businesses now operate as Sun Well and are included in Steel Energy.

On November 5, 2012, we acquired 50% of CrossFit South Bay for $82,500 and 50% of the newly formed CrossFit Torrance. As part of the transaction, we also agreed to loan CrossFit Torrance up to $1.1 million to fund leasehold improvements and equipment. Both CrossFit companies provide strength and conditioning services and are included in Steel Sports.

On January 30, 2013, we acquired a 40% membership interest in Again Faster LLC (“Again Faster”) for a cash price of $4.0 million. On January 31, 2013, we acquired a 20% membership interest in Ruckus Sports LLC (“Ruckus”) for a cash price of $1.0 million, with the right to acquire up to 60% at the same valuation. Again Faster and Ruckus provide a wide variety of fitness and athletic products and services.

Sales, Marketing and Customers

Our sales and marketing activities are performed through our local operations in each geographic region within the United States. We believe our local personnel can more effectively target marketing activities because they have an excellent understanding of region-specific issues and customer operations.

Our Steel Energy segment customer base is concentrated and the loss of a significant customer could cause our revenue to decline substantially. We have two customers that made up 10% or more of our net revenues in fiscal 2012, Continental Resources, Inc. (11%) and Zenergy, Inc.(11%), , and our top 15 Steel Energy customers made up 86% of net revenues in fiscal 2012. No customers comprised 10% or more of our net revenues in fiscal 2011.

Competition and Other External Factors

Steel Energy

Our Steel Energy businesses operate in a highly competitive industry that is influenced by price, capacity, reputation and experience. Because oil and natural gas prices and drilling activities are at high levels and service companies are seeing increased demand for their services and attractive returns on investment, oilfield services companies are ordering new equipment to expand their capacity. To be successful, we must provide services that meet the specific needs of oil and gas exploration and production companies at competitive prices. In addition, a safe and well-trained work force provides a competitive advantage. We strive to provide high-quality services and value to our customers by combining our state of the art equipment with highly-skilled and experienced personnel.

Our services are affected by seasonal factors, such as inclement weather, fewer daylight hours, and holidays during the winter months. Heavy snow, ice, wind or rain can make it difficult to operate and to move equipment between work sites, which can reduce our ability to provide services and generate revenues. These seasonal factors affect our competitors as well. Demand for services in our industry as a whole, fluctuates with the supply and demand for oil and natural gas. In general, as demand exceeds supply, the need for our services increases. The oil and natural gas producers attempt to take advantage of a higher-priced environment when demand exceeds supply, which leads to the need for our services. Conversely, as supply equals or exceeds demand, the oil and natural gas producers become more risk-intolerant and will cut back on their well servicing needs.

Steel Sports

Similar to our Steel Energy businesses, Baseball Heaven is affected by seasonal factors, such as inclement weather and fewer daylight hours. Our facilities at Baseball Heaven currently do not include indoor fields so if it rains or snows, scheduled tournaments or clinics must be canceled, which reduces our revenues. As an example, Hurricane Sandy in October 2012 resulted in the cancellation of scheduled tournaments. We are currently constructing an indoor facility to increase utilization rates. CrossFit South Bay and Torrance are expected to be less affected by seasonal factors but will have to compete against other established gyms in the area.

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

Our operations are also subject to the Clean Air Act, as amended, and similar state laws and regulations that restrict the emission of air pollutants and impose various monitoring and reporting requirements. These laws and regulations may require us to obtain approvals or permits for construction, modification or operation of certain projects or facilities and may require use of emission controls. Various scientific studies suggest that emissions of greenhouse gases, including, among others, carbon dioxide and methane, contribute to global warming (climate change). While it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any new restrictions on emissions that are imposed could result in increased compliance costs for, or additional operating restrictions on, our customers and hence, affect our business.

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

Employees

As of December 31, 2012, we had 360 employees that were all located in the United States, including nine part-time employees. Baseball Heaven also employs seasonal workers when needed. We consider our employee relations to be good and we are not party to any collective bargaining agreements.

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

We may sustain losses in our investment portfolio due to adverse changes in the global credit markets. Global economic conditions have been challenged in the past by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. More recently, credit and sovereign debt issues have destabilized certain European economies and thereby increased global economic uncertainties. An adverse change in global economic conditions may adversely impact our financial results. A substantial portion of our assets consists of investments in marketable securities that we hold as available-for-sale and we mark them to market. While there has been a decline in the trading values of certain of the securities in which we have invested, we have not recognized a material loss on our securities as the unrealized losses incurred were deemed to be temporary. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge in the future that could adversely impact our financial results.

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

Additionally, if we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change and we may be unable to use a significant portion or all of our NOLs to offset taxable income. We have adopted a tax benefits preservation plan and filed an amendment to our Certificate of Incorporation that restricts certain transfers of our common stock with the intention of reducing the likelihood of an ownership change. However, we cannot assure you that these measures will be effective in deterring or preventing all transfers of our common stock that could result in such an ownership change.

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

Our future financial results could be adversely impacted by asset impairments or other charges. We evaluate our long-lived assets, including our property and equipment, indefinite-lived intangible assets, and goodwill for impairment. In performing these assessments, we project future cash flows on a discounted basis for goodwill, and on an undiscounted basis for other long-lived assets, and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment on our goodwill, and indefinite-lived intangible assets at least annually, or more often if events and circumstances warrant. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.

Risks Related to the Business of our Segments

Our oilfield services business depends on the oil and gas industry and particularly on the activity level of the North American oil and gas industry. Our markets may be adversely affected by industry conditions that are beyond our control.  We depend on our customers’ willingness to commit operating and capital expenditures to explore for, develop and produce oil and natural gas in North America. Weakness in oil and natural gas prices, or our customers’ perceptions that oil and natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for our services. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control, including:

•	the supply of and demand for oil and natural gas, including current natural gas storage capacity and usage;
•	the level of prices and expectations about future prices of oil and natural gas;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the expected rates of declining current production;
•	the discovery rates of new oil and natural gas reserves;
•	available pipeline and other transportation capacity;
•	inclement weather conditions can affect oil and natural gas operations over a wide area;
•	domestic and worldwide economic conditions;

•	political instability in oil and natural gas producing countries;
•	technical advances affecting energy consumption;
•	the price and availability of alternative fuels;
•	the access to and cost of capital for oil and natural gas producers; and
•	merger and divesture activity among oil and natural gas producers.

The level of oil and natural gas exploration and production activity in the United States is volatile. Steel Energy has a significant concentration of operations in North Dakota and Montana resulting from the development of the Bakken Shale Formation. Our operations will be particularly affected by the level of drilling and production in the Bakken Shale Formation. A reduction in the activity levels of our customers could cause a decline in the demand for our services and may adversely affect the prices that we can charge or collect for our services. In addition, any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and, therefore, would affect demand for the services we provide. A material decline in oil and natural gas prices or drilling activity levels or sustained lower prices or activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves, in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment.

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

Our sports-related operations are subject to the potential for injuries by participants in tournaments, classes and clinics.

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, insurance may not be available to cover any or all of these risks. Even if available, insurance may be inadequate or insurance premiums or other costs may rise significantly in the future making insurance prohibitively expensive. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form or a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs.

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

Legislation that has been introduced in Congress to provide for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process could be enacted. Additionally, the U.S. Environmental Protection Agency has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act and is completing the process of drafting guidance documents related to this asserted regulatory authority. If additional levels of regulation or permitting requirements were imposed through the adoption of new laws and regulations, our customers’ business and operations could be subject to delays and increased operating and compliance costs, which could negatively impact the number of active wells in the marketplaces we serve. Therefore, the adoption of future federal, state or municipal laws regulating the hydraulic fracturing process could negatively impact our business.

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

Severe weather could have a material adverse effect on our business. Our Steel Energy business is heavily concentrated in North Dakota and Montana, where it could be materially and adversely affected by severe weather. Repercussions of severe weather may include:

•	curtailment of services;
•	weather-related damage to facilities and equipment, resulting in suspension of operations;
•	inability to deliver equipment, personnel and products; and
•	increased downtime and loss of productivity.

These constraints could reduce our revenues, delay our operations and materially increase our operating and capital costs. Unusually warm winters may also adversely affect the demand for our oilfield services by decreasing the demand for natural gas.

We may be unable to attract and retain a sufficient number of skilled and qualified workers. Our oilfield services operations require personnel with specialized skills and experience who can perform physically demanding work. Additionally, there is intense competition for these workers in the North Dakota and Montana area where our Steel Energy business is concentrated. As a result of the volatility of the oilfield service industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment or better pay. Similarly, our CrossFit South Bay business requires specially trained and certified instructors. Our ability to be productive and profitable depends on our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force.

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

The loss of one or more of our largest customers could materially and adversely affect our business, financial condition and results of operations . Our oilfield services (“Steel Energy”) customer base is concentrated and loss of a significant customer could cause our revenue to decline substantially. For example, we had three customers comprising 10 or more percent of our revenues and our top 15 customers comprised approximately 89% of our Steel Energy revenues for the year ended December 31 2012. If a major customer decided not to continue to use our services, revenue could decline and our operating results and financial condition could be harmed.

Risks Relating to our Ownership and Management Structure

Warren G. Lichtenstein, our Chairman, Jack Howard, a member of our Board of Directors, and certain other officers and an additional director, through their affiliations with Steel Partners, the controller of a majority of our outstanding common stock, have the ability to exert significant influence over our operations.  At December 31, 2012, SPH Group Holdings LLC (“SPHG Holdings”), SPH Group LLC (“SPHG”), Steel Partners Holdings L.P. (“Steel Holdings”) and Steel Partners Holdings GP Inc. (“Steel Holdings GP,” and collectively, with SPHG Holdings, SPHG and Steel Holdings, “Steel Partners”) beneficially owned approximately 51.2% of our outstanding common stock. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPGH Holdings. Warren G. Lichtenstein, our Chairman and President of a subsidiary of ours, serves as Chairman and Chief Executive Officer of Steel Holdings GP, and Jack Howard, a director and a Vice President of a subsidiary of ours, serves as President and a director of Steel Holdings GP. In their capacities as directors and senior executive officers of Steel Holdings GP, Messrs. Lichtenstein and Howard generally have the ability to determine the outcome of any action requiring a stockholder vote, including the election of our Board of Directors or the approval of amendments to our certificate of incorporation, as amended, and the approval of any proposed merger. The interests of Messrs. Lichtenstein and Howard, as well as Steel Partners in such matters may differ from the interests of our other stockholders in some respects. In addition, employees and affiliates of Steel Partners hold positions with us, including John Quicke, a member of our Board of Directors and our Interim President and Chief Executive Officer, Mark Zorko, our Chief Financial Officer, and Leonard McGill, General Counsel.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Steel Energy

Rogue leases a shop facility in Williston, North Dakota from Sun Well, which is 3,200 square feet. Rogue currently leases 10 apartments for employees’ use while on location with leases that expire on or through November 30, 2016.

Sun Well owns its headquarters in Williston, North Dakota, which is 21,760 square feet. In addition, Sun Well leases 2,232 square feet of shop and storage space in Sidney, Montana, which expires March 15, 2014, and 2,205 square feet of office space in Kenmare, North Dakota, which expires March 31, 2013. Sun Well also leases a 2,400 square foot shop facility in Kenmare, North Dakota and a 1,000 square foot of shop space in Dickinson, North Dakota on a month-to-month basis.

Steel Sports

Steel Sports, Inc, our sports-related acquisition team, leases its 2,038 square foot headquarters in Hermosa Beach, California, which expires November 30, 2014. Baseball Heaven leases 27.9 acres in Yaphank, New York where it has built four full-size and three youth-size fields along with a restaurant. Baseball Heaven recently began construction on an approximately 12,000 square foot indoor training facility on the property.  The indoor training facility is expected to be completed by mid-June 2013. The Baseball Heaven lease expires December 13, 2016, with two options to extend and a first right of refusal to purchase the property. CrossFit South Bay leases a 2,300 square foot facility in Hermosa Beach, California, which expires on July 31, 2015.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is currently traded in the over the counter market and is quoted on the OTCQB Market under the symbol “SXCL.” In connection with the change of our name to Steel Excel Inc. on October 3, 2011, our symbol was changed from ADPT.PK to the current symbol SXCL. In addition, until August 4, 2010, our common stock was traded on the NASDAQ Global Market. Therefore, the high and low prices shown below include the NASDAQ Global Market prices through August 4, 2010 and then include the OTCQB Market prices thereafter. Further, as indicated earlier in this Annual Report on Form 10-K, we effected the Reverse/Forward Split on October 3, 2011. The prices shown below for the date ranges prior to October 3, 2011 have been retroactively adjusted to give effect to the Reverse/Forward Split.

Fiscal Year Ended December 31, 2012	High	Low

Three-month period ended March 31, 2012	$28.50	$23.97
Three-month period ended June 30, 2012	$28.49	$25.25
Three-month period ended September 29, 2012	$27.52	$24.90
Three-month period ended December 31, 2012	$25.51	$23.25

Fiscal Year Ended December 31, 2011	High	Low

Three-month period ended April 1, 2011	$30.40	$28.00
Three-month period ended July 1, 2011	$30.40	$27.90
Three-month period ended September 30, 2011	$30.10	$26.20
Three-month period ended December 31, 2011	$26.90	$22.70

As of March 6, 2013, there were approximately 30 registered stockholders of record of our common stock. This number of registered holders does not include holders that have shares of common stock held for them “in street name,” meaning the shares are held for their accounts by a broker or other nominee.

Dividends

We have not declared or paid cash dividends on our common stock. However, we remain committed to providing value to all of our stockholders, which may include paying cash dividends in the future.

Issuer Purchases of Equity Securities

In November 2012, our Board of Directors authorized a stock repurchase program to purchase up to 200,000 shares of our common stock. During the fiscal year ended December 31, 2012, we repurchased approximately 0.1 million shares of our common stock pursuant to the program at an average price of $24.82 for an aggregate repurchase price of $2.8 million, excluding brokerage commissions. The program has no specific expiration date.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month of October 2012	-	$-	-	-

Month of November 2012	30,423	$24.76	-	169,577

Month of December 2012	81,400	$24.85	-	88,177

Total	111,823	$24.82	-

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares the performance of our common stock to the Russell 2000 index and PHLX Oil Service Sector. The graph assumes that $100 was invested on March 31, 2007 and its relative performance was tracked through December 31, 2012 in our common stock and in each index.

Item 6. Selected Financial Data

The following selected financial information has been derived from the Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. In July 2012, we reclassified our baseball uniform and tournament business, The Show, to discontinued operations. In July 2011, we reclassified our enterprise-class external storage products business (the “Aristos Business”) to discontinued operations. We sold our data storage and software solutions and products business (the “DPS Business”) to PMC-Sierra, Inc. (“PMC-Sierra”) in June 2010 and sold our Snap Server Network Attached Storage business (the “Snap Server NAS business”) to Overland Storage, Inc. (“Overland”) in June 2008. The information below has been reclassified to reflect the DPS Business, the Snap Server NAS business, the Aristos Business, and The Show as discontinued operations and prior periods have been reclassified to conform to this presentation.

	Fiscal Year Ended December 31,		Nine-Month Period Ended December 31,	Fiscal Year Ended March 31,
	2012(8)	2011(2)	2010(3)(4)	2010(3)(5)	2009(3)(6)
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data(1):
Net revenues	$100,104	$2,502	$-	$-	$-
Cost of revenues	$66,064	$1,459	$-	$-	$-
Gross margin	$34,040	$1,043	$-	$-	$-
Total operating expenses	$28,223	$9,554	$14,989	$30,535	$29,653
Income (loss) from continuing operations, net of taxes	$22,179	$68	$(17,386)	$(17,232)	$(6,499)
Income (loss) from discontinued operations, net of taxes attributable to Steel Excel	$(1,508)	$1,696	$(11,289)	$(1,438)	$(8,418)
Gain on disposal of discontinued operations, net of taxes attributable to Steel Excel	$-	$5,005	$10,916	$1,236	$4,727
Net income (loss) attributable to Steel Excel Inc.	$20,693	$6,769	$(17,759)	$(17,434)	$(10,190)

Income (Loss) Per Share Data:
Basic
Income (loss) from continuing operations, net of taxes	$1.83	$0.01	$(1.50)	$(1.45)	$(0.54)
Income (loss) from discontinued operations, net of taxes	$(0.16)	$0.62	$(0.03)	$(0.02)	$(0.31)
Net income (loss)	$1.71	$0.62	$(1.53)	$(1.46)	$(0.85)
Diluted
Income (loss) from continuing operations, net of taxes	$1.83	$0.01	$(1.50)	$(1.45)	$(0.54)
Income (loss) from discontinued operations, net of taxes	$(0.16)	$0.61	$(0.03)	$(0.02)	$(0.31)
Net income (loss)	$1.71	$0.62	$(1.53)	$(1.46)	$(0.85)
Shares used in computing income (loss) per share
Basic	12,110	10,882	11,609	11,920	11,977
Diluted	12,133	10,897	11,609	11,920	11,977

	December 31,			March 31,
	2012	2011	2010(3)	2010(4)	2009(5)
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities(7)	$270,684	$323,428	$352,411	$375,347	$376,592
Restricted cash and/or marketable securities	$-	$-	$1,676	$-	$-
Total assets	$466,495	$368,677	$367,552	$429,076	$450,107
Long-term liabilities(7)	$19,155	$10,767	$13,189	$9,568	$14,974
Stockholders' equity	$431,901	$351,469	$346,266	$397,703	$410,880
Working capital(7)	$276,233	$324,130	$356,797	$377,035	$385,219

(1)
Prior period information has been reclassified to conform to the current period presentation. The reclassification for discontinued operations had no impact on net income (loss), total assets or stockholders’ equity.

The following actions affect the comparability of the data of the periods presented in the above table:

(2)
The income from discontinued operations, net of taxes, for fiscal 2011 includes the release of a $5.0 million purchase price holdback related to the sales of our DPS Business to PMC-Sierra and the sale of $1.9 million of patents related to our DPS Business.

(3)	We recorded restructuring charges in the Transition Period and fiscal years 2010 and 2009 of $3.9 million, $1.1 million, and $3.5 million, respectively.
(4)
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

(5)
In fiscal 2010, we (i) recorded stock-based compensation expense of $3.6 million, which included modifications of certain stock-based awards primarily related to our former Chief Executive Officer, resulting in a charge of $0.9 million, (ii) received $0.9 million as part of a class action suit, (iii) received $0.4 million from the sale of an investment in a non-controlling interest of a non-public company and (iv) recorded an additional gain of $1.2 million on the sale of the Snap Server NAS business.

(6)
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

(8)
We recorded a benefit from income taxes of $15.7 million for the year ended December 31, 2012, primarily due to the release of a portion of our valuation allowance and a refund received as a result of a tax settlement in Singapore.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

On December 7, 2010, our Board of Directors approved a change in our fiscal year-end from March 31 to December 31. As a result of this change, we had a nine-month transition period from April 1, 2010 to December 31, 2010 (the “Transition Period”). References in this Annual Report on Form 10-K to “fiscal year 2012” or “fiscal 2012” refers to the calendar year of January 1, 2012 to December 31, 2012. References in this Annual Report on Form 10-K to “fiscal year 2011” or “fiscal 2011” refers to the calendar year of January 1, 2011 to December 31, 2011.

In July 2012, we reclassified The Show to discontinued operations. In July 2011, we reclassified the Aristos Business to discontinued operations. We sold our data storage and software solutions and products business (the “DPS Business”) to PMC-Sierra, Inc. (“PMC-Sierra”) in June 2010 and sold our Snap Server Network Attached Storage business (the “Snap Server NAS business”) to Overland Storage, Inc. (“Overland”), in June 2008. Accordingly, we reclassified the consolidated financial statements and related disclosures for all periods, except for the historical Consolidated Balance Sheets and Statement of Stockholders’ Equity, to reflect these businesses as discontinued operations. These reclassifications had no impact on net loss, total assets or total stockholders’ equity. Unless otherwise indicated, the following discussions pertain only to our continuing operations.

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

The exchange ratio for the Reverse Split was 1-for-500 and the exchange ratio for the Forward Split was 50-for-1. As a result of the Reverse Split, stockholders holding less than 500 shares (the “Cashed Out Stockholders”) were entitled to a cash payment for all of their shares. All remaining stockholders following the Forward Split (the “Remaining Stockholders”) were also entitled to a cash payment for any fractional shares that they would otherwise have received. The cash payment that each Cashed Out Stockholder or Remaining Stockholder was entitled to receive was based upon such stockholder’s pro rata share of the total net proceeds received in the sale of the aggregated fractional shares by our transfer agent at prevailing prices on the open market.

As a result of the Reverse/Forward Split, our common stock outstanding went from 108,868,286 shares at September 30, 2011 to 10,886,829 shares at October 3, 2011. All shares outstanding and per share information for the previous financial periods being reported in this Annual Report on Form 10-K have been adjusted to reflect the Reverse/Forward Split.

Overview

We continue to focus on capital redeployment and identification of new business operations in which we can utilize our existing working capital and maximize the use of our net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield servicing, sports, training, education, entertainment, and lifestyle businesses. For details regarding our historical business, which has been accounted for as discontinued operations, refer to Note 5 of the Notes to Consolidated Financial Statements.

We currently operate in two segments (Steel Sports and Steel Energy), but may add others in the future depending upon acquisition opportunities to further redeploy our working capital. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker. We currently report our business in two reportable segments, consisting of:

Steel Sports:  Focuses on sports and health-related businesses. Services include marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, concession and catering events and other events and related websites. In addition, we provide strength and conditioning services.

Steel Energy:  Focuses on providing services to oil and gas companies, utilizing technological advances in supporting horizontal drilling and hydraulic fracturing. Services include snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time).

During our fiscal year ended December 31, 2011, we acquired two Steel Sports businesses (Baseball Heaven and The Show) and one Steel Energy business (Rogue Pressure Services). During the fiscal year ended December 31, 2012, we acquired two additional Steel Sports businesses (CrossFit South Bay and CrossFit Torrance) and two Steel Energy businesses (Eagle and Sun Well). See “Acquisitions” section later in this Item 7 for additional details.

Results of Operations

With the Aristos reclassification to discontinued operations in July 2011, all net revenues and cost of revenues have been reclassified as discontinued operations in fiscal periods prior to the fiscal year ended December 31, 2011. As such, there is no comparative presentation of results of operations as a percentage of net revenues for any periods of 2010. In addition, all research and development expenses and sales and marketing expenses have been reclassified as discontinued operations in fiscal periods prior to the fiscal year ended December 31, 2011, so there is no comparative discussion of these areas as well.

The following table sets forth the items in the Consolidated Statements of Operations as a percentage of revenues for the fiscal years ended December 31, 2012 and 2011:

	Fiscal Year Ended December 31,
	2012	2011

Net revenues	100%	100%
Cost of revenues	66%	58%
Gross margin	34%	42%
Operating expenses:
Selling, marketing and administrative	28%	383%
Goodwill impairment	0%	0%
Restructuring charges	0%	-1%
Total operating expenses	28%	382%
Income (loss) from continuing operations	6%	-340%
Interest and other income, net	1%	334%
Interest expense	0%	0%
Income (loss) from continuing operations before income taxes	7%	-6%
Benefit from (provision for) income taxes	16%	9%
Income (loss) from continuing operations, net of taxes	23%	3%
Discontinued operations, net of taxes:
Income (loss) from discontinued operations, net of taxes	-2%	65%
Gain on disposal of discontinued oeprations, net of taxes	0%	200%
Income (loss) from discontinuend operations	-2%	265%
Net income (loss)	21%	268%
Non-controlling interest of continuing operations	0%	0%
Non-controlling interest of discontinued operations	0%	-3%
Net income (loss) attributable to Steel Excel Inc.	21%	271%

Net Revenues and Gross Margin

The table below outlines net revenues and gross margin by reportable segment for the fiscal years ended December 31, 2012 and 2011. As disclosed above, we had no continuing operations prior to fiscal 2011.

	Fiscal Year Ended December 31,
	2012	2011
	(in millions)

Steel Energy net revenues	$97.2	$1.4
Steel Sports net revenues	$2.9	$1.1
Consolidated net revenues	$100.1	$2.5

Steel Energy gross margin	$31.9	$0.2
Steel Sports gross margin	$2.1	$0.8
Consolidated gross margin	$34.0	$1.0
As a % of revenues	34%	42%

Consolidated net revenues increased $97.6 million from $2.5 million in fiscal 2011 to $100.1 million in fiscal 2012 and gross margins increased $33.0 million from $1.0 million in fiscal 2011 to $34.0 million in fiscal 2012 as a result of the acquisitions of all our Steel Energy companies. Fiscal 2012 Steel Energy net revenues included revenues from seven months of Sun Well and eleven months of Well Services (which subsequently merged with Sun Well) aggregating $70.4 million with the remainder attributable to Rogue for the entire year. Consolidated unaudited pro forma net revenues were $123.9 million in fiscal 2012. Fiscal 2011 included revenues from six months of Baseball Heaven and one month for Rogue only. As indicated above, all net revenues and gross margins for fiscal periods prior to our fiscal year ended December 31, 2011 were reclassified as discontinued operations.

Sales, General and Administrative Expense

Selling, general and administrative expenses increased $18.5 million from $9.6 million in fiscal 2011 to $28.0 million in fiscal 2012. Fiscal 2012 and 2011 include sales expenditures from the recently acquired businesses, while all other periods presented include administrative expenses only. In addition, fiscal 2011 included six months of Baseball Heaven and one month or Rogue only, while fiscal 2012 includes all our newly acquired Steel Energy companies.

Our administrative expense for the fiscal year ended December 31, 2011 consists primarily of salaries, consulting fees and outside service provider fees. As of December 31, 2010, we had 15 employees engaged in administrative activities but reduced staffing to one employee by May 2011. Other general and administrative positions were converted to consultants during fiscal 2011. As we continue to make acquisitions, our general and administrative expense may increase.

The decrease in administrative expense in the Transition Period compared to the nine-month period ended January 1, 2010 was primarily a result of reductions in our workforce and infrastructure spending due to a restructuring plan we implemented in fiscal 2010, which resulted in a 57% decrease in our average headcount for employees engaged in Selling, general and administrative functions. We also recorded lower stock-based compensation expense by $2.0 million in the Transition Period compared to the nine-month period ended January 1, 2010, as the nine-month period ended January 1, 2010 included stock-based compensation expense related to the modification of certain stock-based awards, and to a lesser extent, no stock-based awards were granted to employees in the Transition Period. The decrease in administrative expense in the Transition Period compared to the nine-month period ended January 1, 2010 was partially offset by cash compensation expense of $0.5 million related to the modification and settlement of certain unvested stock-based awards in the form of a fixed cash payment and expense of $0.5 million related to a discretionary bonus offered to Mr. Quicke, our Interim President and Chief Executive Officer.

Restructuring Charges

There are no restructuring charges in fiscal 2012 and 2011 as all restructuring plans were put into place by the end of our Transition Period. We implemented several restructuring plans during the Transition Period and fiscal years 2010 and 2009. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs.

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

Impairment of Long-Lived Assets and Goodwill

As a result of our annual review of goodwill, we recorded a $0.2 million goodwill impairment charged related to Baseball Heaven in fiscal 2012.

During our review of long-lived assets in the Transition Period, we determined that an indicator was present in which the carrying value was not recoverable . We recorded an impairment charge of $4.8 million in the Transition Period to write off our intangible assets related to customer relationships and to reduce the carrying value of our property and equipment, net, to the estimated fair value based upon the market approach and in consideration of the perspective of market participants using or exchanging our long-lived assets. The write off of our intangible assets related to core and existing technologies was originally reflected in “Cost of revenues” in the Consolidated Statements of Operations, but was reclassified to “Loss from discontinued operations, net of taxes” when the Aristos Business was moved to discontinued operations in July 2011. See Notes 5 and 8 to the Consolidated Financial Statements for further discussions regarding the reclassification to discontinued operations and the impairment of our long-lived assets.

Interest and Other Income, Net

Interest income reflects interest earned on our cash, cash equivalents and marketable securities’ balances and realized gains and losses on marketable securities. Other income, net, is primarily attributable to realized gains on marketable equity securities and investments, gains from the repurchase of certain portions of our 3/4% Notes, and fluctuations in foreign currency gains or losses, and to a lesser extent, includes recorded changes in values not deemed to be other-than-temporary on non-controlling interest on certain investments as well as gains and losses on the dispositions of property and equipment. From fiscal 2011 to fiscal 2012, interest and other income, net decreased $7.3 million from $8.4 million to $$1.1 million, respectively. We expect that our interest and other income, net, will remain consistent or decline slightly in future periods primarily due to the maturity of higher yielding investments, our move to mainly government-issued securities and the use of our cash and cash equivalents to make future acquisitions.

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

Benefit From (Provision For) Income Taxes

We recorded a benefit from income taxes of $15.7 million for the year ended December 31, 2012, primarily due to the release of a portion of our valuation allowance and a refund received as a result of a tax settlement in Singapore. The valuation allowance release was related to deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the business combination, which can be used as a source of income to support realization of certain domestic deferred tax assets. Under generally accepted accounting principles, changes in an acquirer's valuation allowance that stem from a business combination should be recognized as an element of the acquirer's deferred income tax expense (benefit) in the reporting period that includes the business combination. For income tax purposes, amounts assigned to particular assets acquired and liabilities assumed may be different than amounts used for financial reporting. The differences in assigned values for financial reporting and tax purposes result in temporary differences. In applying ASC 740, companies are required to recognize the tax effects of temporary differences related to all assets and liabilities. We paid $3.5 million in taxes in Singapore during fiscal 2012 for prior year assessments on a liability that was part of our FIN 48 reserve. The Singapore IRAS subsequently refunded $1.4 million of that assessment based on information we provided.

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

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income.  If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income.  For details regarding the Company’s NOL carryforwards, please refer to Note 15 of the Notes to Consolidated Financial Statements.

As of December 31, 2012, the Company’s total gross unrecognized tax benefits were $26.4 million, of which $7.4 million, if recognized, would affect the effective tax rate. There was an overall decrease of $3.5 million in the Company’s gross unrealized tax benefits from fiscal 2011 to fiscal 2012, primarily due to the reversal of reserves for foreign taxes as a result of a favorable settlement with the Singapore taxing authorities for various tax assessment years beginning in 2003.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of December 31, 2012, fiscal years 2005 onward remained open to examination by the U.S. taxing authorities and fiscal years 2000 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

Income (Loss) From Discontinued Operations, Net of Taxes

The loss from discontinued operations, net of taxes, for fiscal 2012 includes The Show only, which was originally acquired in August 2011. The income from discontinued operations, net of taxes, for fiscal 2011 includes the release of the $5.0 million purchase price holdback related to the sales of our DPS Business to PMC-Sierra, the sale of $1.9 million of patents related to our DPS Business, and $0.2 million of loss from The Show.

The change in discontinued operations in the Transition Period compared to nine-month period ended January 1, 2010 was primarily attributable to the gain of $10.7 million, net of taxes of $6.6 million, on the sale of the DPS Business to PMC-Sierra, which was consummated in June 2010, and was recorded in the Transition Period in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations. We also recorded a gain of $0.1 million and $1.0 million in the Transition Period and nine-month period ended January 1, 2010, respectively in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations related to the sale of the Snap Server NAS business with Overland. The gain recorded in the Transition Period for the sale of the Snap Server NAS business was based on the cash received in connection with the amended promissory note agreement with Overland, in which Overland was allowed to pay us the remaining $1.2 million receivable plus accrued interest by March 31, 2010. We also incurred “Income (loss) from discontinued operations, net of taxes” of $(18.1) million and $(3.3) million in the Transition Period and nine-month period ended January 1, 2010, respectively, related to the Aristos Business, DPS Business and Snap Server NAS business.

Liquidity and Capital Resources

Key Components of Cash Flow

Working Capital: Our principal source of liquidity is cash on hand and marketable securities. We focus on managing the critical components of working capital, which include payables and short-term debt. Our working capital at December 31, 2012 and 2011 was $276.2 million and $324.1 million, respectively.

The decrease in working capital at December 31, 2012 compared to December 31, 2011 of $47.9 million is primarily attributable to our acquisitions of Sun Well, Eagle and CrossFit South Bay that were made entirely, or in part, with cash, as well as $0.3 million towards the loan to CrossFit Torrance. The decrease in working capital at December 31, 2011 compared to December 31, 2010 of $32.7 million is primarily attributable to our acquisitions of Baseball Heaven, The Show, and Rogue that were made with cash.

Operating activities: Operating cash activities consist of loss from continuing operations, net of taxes, adjusted for certain non-cash items and changes in assets and liabilities. Non-cash items generally consisted of the non-cash effect of impairment charges, loss on sale of the long-lived assets, the release of a portion of our deferred tax valuation allowance, depreciation and amortization of intangible assets, property and equipment, and marketable securities and stock-based compensation expense.

Net cash provided by operating activities was $18.7 million for fiscal 2012 compared to $10.8 million for fiscal 2011.  The increase in cash provided by operations is primarily the result of our acquisitions of operating businesses in 2011 and 2012.

Investing activities: Investing cash activities generally consist of purchases, sales and maturities of marketable securities, net cash used for acquisitions, proceeds from the sale of our DPS Business and Snap Server NAS business (prior to fiscal 2011), proceeds from the sale of investments, and purchases of property and equipment. Net cash provided by (used in) investing activities was $50.3 million, $(40.9) million, $2.6 million, $21.1 million, and $(31.9) million in fiscal 2012, fiscal 2011, the twelve-month period ended December 31, 2010, the Transition Period, and the nine-month period ended January 1, 2010, respectively.

The investing activities of fiscal 2012 and 2011 included the acquisitions aggregating $52.6 million and $36.5 million, respectively. In the Transition Period, we received proceeds from the sale of our DPS Business to PMC-Sierra of $29.3 million. We utilized cash for the net purchases of marketable securities of $7.2 million in the Transition Period. We continue to manage our cash through interest-bearing accounts.

Financing activities: Financing cash activities consist primarily of repayments of long-term debt, repurchases of our common stock under the repurchase program, and employee stock option exercises. Net cash provided by (used in) financing activities in fiscal 2012, fiscal 2011, and the Transition Period was $6.0 million, $29,000, and $(32.5) million, respectively. In fiscal 2012, we used $3.2 million for the repayment of capital lease obligations and long-term debt we acquired through Sun Well. In fiscal 2012 and the Transition Period, we also repurchased $2.8 million and $34.7 million, respectively, of our common stock in connection with authorized stock repurchase programs.

Common Stock Repurchase Program

In November 2012, our Board of Directors authorized a stock repurchase program to purchase up to 200,000 shares of our common stock. During the fiscal year ended December 31, 2012, we repurchased approximately 0.1 million shares of our common stock pursuant to the program at an average price of $24.82 for an aggregate repurchase price of $2.8 million, excluding brokerage commissions.

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. We announced the adoption of this program on July 31, 2008. During the Transition Period ended December 31, 2010, we repurchased approximately 1.2 million shares of our common stock at an average price of $29.30 for an aggregate repurchase price of $34.3 million, excluding brokerage commissions. This program was terminated in December 2010. Under the authorized stock repurchase program, we cumulatively repurchased approximately 1.4 million shares of our common stock for an aggregate repurchase price of $38.4 million, excluding brokerage commissions, in the open market through December 31, 2010. All numbers of shares and the average stock price were adjusted retroactively to give effect to the Reverse/Forward Split.

Liquidity and Capital Resource Requirements

At December 31, 2012, we had $270.7 million in cash, cash equivalents and marketable securities, of which approximately $1.7 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, corporate securities, commercial paper, United States government securities and mutual funds, and were recorded on our Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in the Consolidated Statements of Stockholders’ Equity.

During February 2012, our Board of Directors executed a written consent permitting us to invest up to $10 million in publicly traded companies engaged in certain oilfield servicing, energy services, and related businesses, which was an exception to our investment policy at that time. In June 2012, our Board established an Investment Committee, which was formed to develop investment strategies for the Company and to set and implement investment policies with respect to our cash. The Investment Committee was directed by the Board to establish and implement an investment policy for our portfolio that meets the following general objectives: preserve principal; maximize total return given overall market conditions; meet internal liquidity requirements; and comply with applicable accounting, internal control and reporting requirements and standards. Our Investment Committee is authorized, among other things, to invest our excess cash directly or allocate investments to outside managers for investment in equity or debt securities, provided that our Investment Committee may not invest more than $25 million in any single investment or with any single asset manager without our Board’s approval. Given the overall market conditions, we regularly review our investment portfolio to ensure adherence our investment policy and to monitor individual investments for risk analysis and proper valuation.

In fiscal 2012, fiscal 2011, and the Transition Period, we did not recognize a material loss on our securities as the unrealized losses incurred were deemed to be temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At December 31, 2012 and 2011, the carrying value of such investments aggregated $1.0 million and $1.1 million, respectively, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these investments in the future.

As of December 31, 2012, we have $13.0 million of long-term debt and $1.4 million of capital lease obligations that will be due and payable within the next three years. These obligations are the result of our acquisition of Sun Well. Sun Well has a credit agreement with Wells Fargo Bank, National Association that includes a term loan of $20,000,000 and a revolving line of credit for up to $5,000,000. The loans are secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank’s prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5% for base rate loans. Both options are subject to leverage ratio adjustments. The interest payments are made monthly. The term loan is repayable in $1,000,000 quarterly principal installments from September 30, 2011 through June 30, 2015. Sun Well borrowed $20,000,000 on the term loan in July 2011 and has made $7,000,000 in scheduled principal payments through December 31, 2012. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015. There is no balance due on the revolving loan as of December, 2012. Under the agreement, Sun Well is subject to certain financial covenants, with which it was in compliance as of December 31, 2012. In February 2013, we paid an additional $10.0 million towards the principal balance of the term loan.

We believe that our cash balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of multiple acquisitions in fiscal 2012 and 2011 and the anticipation of additional acquisitions in the future, prevailing economic conditions and/or financial, business and other factors beyond our control could adversely affect our estimates of our future cash requirements. As such, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, we may not be able to obtain adequate or favorable equity financing, if needed, due in part to our shares of common stock currently trading on the OTCQB Market. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

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

Convertible Subordinated Notes

In fiscal 2010, we repurchased a total of $0.1 million at a price equal to 100% of the principal amount of the 3/4% Notes.  At December 31, 2012, we had a remaining liability of $0.3 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest. We may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We may seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months (See Note 9 to the Consolidated Financial Statements for a detailed discussion).

Contractual Obligations

Our contractual obligations at December 31, 2012 are as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Short-term debt(1)	$346	$346	$-	$-	$-
Operating lease obligations(2)	1,990	509	1,444	37	-
Capital lease obligations(3)	1,550	490	1,060	-	-
Tax obligations(4)	7,340	-	7,340	-	-
Long-term debt(5)	13,000	4,000	9,000	-	-
Total	$24,226	$5,345	$18,844	$37	$-

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

(2)	Operating lease obligations relate to facility leases.
(3)	Capital lease obligations related to two rigs and a Caterpillar payloader acquired through Sun Well.
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

(5)	Long-term debt relates to a term loan acquired through Sun Well.

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

Property and Equipment: Property and equipment are recorded at cost and depreciated using the straight-line method with the following useful lives:

	Steel Sports	Steel Energy
(in years)

Buildings, improvements and sports fields	10-25	7-39
Rigs and workover equipment	N/A	7-15
Other equipment	5-10	4-7
Vehicles	N/A	4-7
Furniture and fixtures	5	5

Repairs and maintenance of property and equipment are expensed as incurred.

Impairment of Long-Lived Assets and Goodwill: Long-lived assets primarily relate to our intangible assets and property and equipment.  Intangible assets are amortized on a straight-line and accelerated basis over their estimated useful lives, which range from five to ten years. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to 25 years.

We regularly perform reviews of long-lived assets to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of our long-lived assets may not be recoverable. Indicators include, but are not limited to, a significant decline in the market price of a long-lived asset, an expectation that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life and a current period operating or cash flow loss combined with a historical or projected operating or cash flow loss.

The recoverability of the carrying value of the long-lived assets, not including goodwill, is based on the estimated future undiscounted cash flows derived from the use of the asset. If a long-lived asset is determined to be impaired, the loss is measured based on the difference between the long-lived asset’s fair value and its carrying value. The estimate of fair value of long-lived assets is based on a discounted estimated future cash flows method and application of a discount rate commensurate with the risks inherent in our current business model.  Our current business model contains management’s subjective estimates and judgments; however, actual results may be materially different than the assumptions made by management.

Based on our decision to pursue the sale or disposition of assets and/or business operations in December 2009, we evaluated and recorded impairment charges in the Transition Period ended December 31, 2010 aggregating $10.2 million. Of this $10.2 million, $6.1 million related to the write-off of intangible assets and $4.1 million related to the reduction of the carrying value of property and equipment, net, to our estimated fair value. There were no impairment charges on long-lived assets recorded in fiscal 2012 and 2011.

Goodwill represents the excess of cost over the value of net assets of businesses acquired and is carried at cost unless write-downs for impairment are required. Our goodwill as of December 31, 2012 is a result of our acquisitions in fiscal 2012 and 2011. We operate under three reporting units, Sun Well, Rogue and Sports, and accordingly, our goodwill has been recorded in these respective reporting units. We evaluate the carrying value of goodwill at each reporting unit on an annual basis during the fourth quarter and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in its market capitalization, a decrease in operating results or deterioration of its financial position. In the fourth quarter of fiscal 2012 and 2011, we tested the goodwill acquired. In fiscal 2012, we determined the goodwill from Baseball Heaven (the Steel Sports reporting unit) was fully impaired and wrote off the $0.2 million. There was no impairment of the Sun Well and Rogue reporting units. The impairment analysis required a two-step approach and entailed certain assumptions and estimates of discounted cash flows and a residual terminal value categorized as Level 3 inputs under the fair value hierarchy. We used a discount rate of approximately 16% and assumed a multiple of EBITDA ranging from 4.6 to 6.0. There was no impairment indicated in fiscal 2011.

Revenue Recognition: In general, we recognize revenue upon providing the product or service. We provide services and products through two segments: Steel Sports and Steel Energy. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements (“MSAs”) that are short-term in nature. The MSAs establish per day or per usage rates for equipment services. Energy revenue is recognized daily on a proportionate performance method, based on services rendered. Revenue is reported net of sales tax collected. For sports services revenues, we do not recognize revenue until the tournament or league occurs. For sports products, we recognize revenue upon shipment.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. We consider positive and negative evidence such as historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

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

Environmental Liabilities: We are responsible in many cases for any environmental liabilities resulting from our oilfield services work. We do not anticipate significant environmental liabilities for work completed through December 31, 2012, so no reserve for environmental liabilities has been recorded.

Acquisitions

During the fiscal years ended December 31, 2012 and 2011, we began implementing our strategy of redeploying our working capital by making acquisitions.

On June 27, 2011, we acquired all of the net assets of Baseball Heaven for an aggregate purchase price of $6.0 million in cash. Baseball Heaven is in the business of marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, and concession and catering events. Baseball Heaven is located in Long Island, New York and serves the northeast and mid-Atlantic areas of the United States. Baseball Heaven is included in Steel Sports.

On August 15, 2011, we acquired all of the net assets used by The Show, which we contributed to The Show in exchange for a 75% membership interest. We paid an aggregate purchase price of $1.5 million in cash for these assets. The Show is engaged in the business of outfitting little league baseball and softball players and coaches in fully licensed Major League Baseball, minor league, and college replica uniforms and sponsoring, hosting, operating, and managing baseball and softball leagues, tournaments, and other events and related websites. The Show primarily operated in New York, Texas, Oklahoma, Colorado and California, but was ultimately discontinued in fiscal 2012.

On December 7, 2011, we acquired the business and assets of Rogue, a leader in the oilfield service industry located primarily in Williston, North Dakota, while also operating in Colorado. The aggregate purchase price was $31.2 million, which includes cash of $29.0 million and a contingent consideration liability of $1.2 million pursuant to an earn-out clause based on the achievement of certain performance levels. This acquisition marked the launch of our new strategy to focus a portion of our acquisition efforts on new opportunities in the United States oilfield service industry presented by technological advances in supporting horizontal drilling and hydraulic fracturing. Rogue provides snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time). Rogue is included in Steel Energy.

On February 9, 2012, we acquired the business and assets of Eagle Well Services, Inc., which after the transaction operated as Well Services. Well Services is a leader in the oilfield service industry serving customers in the Bakken basin of North Dakota and Montana. The purchase price was $48.1 million in cash.

On May 31, 2012, we completed our acquisition of SWH, the parent company of Sun Well and a subsidiary of BNS. Sun Well is a provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin of North Dakota and Montana.

Pursuant to the terms of the Share Purchase Agreement, we acquired all of the capital stock of SWH for an acquisition price aggregating $68.7 million. The aggregate acquisition price consisted of the issuance of 2,027,500 shares of our common stock (valued at $30 per share) and cash of $7.9 million. Affiliates of Steel Partners owned approximately 40% of our outstanding common stock and 85% of BNS prior to the execution of the Share Purchase Agreement.

As a result of the acquisition and additional shares acquired on the open market, Steel Partners beneficially owned approximately 51.1% of our outstanding common stock. Both BNS and we appointed a special committee of independent directors to consider and negotiate the transaction because of the ownership interest held by Steel Partners in each company.

On May 31, 2012, the business of Well Services was combined with Sun Well and both businesses now operate as Sun Well and are included in Steel Energy.

On November 5, 2012, we acquired 50% of CrossFit South Bay for $82,500 and 50% of the newly formed CrossFit Torrance. As part of the transaction, we also agreed to loan CrossFit Torrance up to $1.1 million to fund leasehold improvements and equipment. Both CrossFit companies provide strength and conditioning services and are included in Steel Sports.

Business Disposition and Wind Down

In July 2012, we reclassified The Show to discontinued operations as it was not meeting projections, with no expectation to perform as represented when acquired.

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

As such, The Show, the disposed DPS Business and wound down Aristos Business are reflected as discontinued operations in the accompanying financial statements and prior periods have been reclassified to conform to this presentation.

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncement, see “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Subsequent Events

On January 30, 2013, we acquired a 40% membership interest in Again Faster for a cash price of $4.0 million. On January 31, 2013, we acquired a 20% membership interest in Ruckus for a cash price of $1.0 million. Again Faster and Ruckus provide a wide variety of fitness and athletic products and services.

In February 2013, we made an extra principal payment of $10.0 million on our term loan with Wells Fargo. See Note 11 to the Consolidated Financial Statements for additional details.

In November 2012, the Company purchased $11.9 million face amount of 3.75% Unsecured Convertible Subordinated Debentures Due 2026 in School Specialty Inc., a market leader in school supplies and educational materials (“School Specialties”), at a total cost of $6.0 million. On January 28, 2013, School Specialties filed a Chapter 11 bankruptcy petition. Subsequently, on February 26, 2013, the Company committed to participate, with a share in the amount of approximately $22.0 million, in a $155.0 million debtor-in-possession loan to School Specialties. The Company believes the loan, in conjunction with other sources of financing, will enable School Specialties to successfully execute a plan of reorganization or other alternative transaction.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to our investment portfolio and debt issuances. As of December 31, 2012, our available-for-sale securities, excluding those classified as cash equivalents, aggregated $251.0 million (see Note 6 to the Consolidated Financial Statements) and included corporate obligations, government agencies and United States government securities, all of which are high investment grade as specified by our investment policy. Our investment policy also limits investment concentrations, the final maturity of any investment and the overall duration of the portfolio to preserve capital, meet liquidity requirements and maximize total return. Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation. If the yield-to-maturity on our current available-for-sale investments declines by 10%, our “Interest and other income, net” in the Consolidated Statements of Operations would be negatively impacted by approximately $0.1 million.

Equity Price Risk

We consider our direct exposure to equity price risk to be minimal. We have invested in technology companies through two venture capital funds. As of December 31, 2012, the carrying value of such investments aggregated $1.0 million (see Note 7 to the Consolidated Financial Statements). We monitor our equity investments on a periodic basis, by recording these investments based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical.  In the event that the carrying value of our equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of the investments in the future.  Such an action would adversely affect our financial results.

Foreign Currency Risk

We translate foreign currencies into U.S Dollars for reporting purposes and currency fluctuations can have an impact on our results. For our fiscal 2012, fiscal 2011, and the Transition Period, there was no material currency exchange impact from our intercompany transactions. The amount of local currency obligations settled in any period is not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Eagle Well Services, Inc. and Sun Well Service, Inc., which were acquired on February 9, 2012 and May 31, 2012, respectively, and which are included in our consolidated balance sheet of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. On May 31, 2012, the business of Eagle Well Services, Inc. was merged with Sun Well Services, Inc. and both businesses operated as Sun Well Service, Inc. (Sun Well). Sun Well constituted 34% and 31% of total assets and net assets, respectively, as of December 31, 2012, and 70% of net revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Sun Well because of the timing of the acquisitions, merger of the two acquired entities and subsequent integration efforts.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors, executive officers and corporate governance required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2013.

Item 11. Executive Compensation

Information with respect to executive compensation required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2013.

Item 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by this Item is incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our Annual Meeting of Stockholders to be held in 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Predecessor Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Operations for the fiscal years ended December 31, 2012 and 2011, and the nine-month transition period ended December 31, 2010	F-4
Consolidated Statement of Comprehensive Income (Loss) for the fiscal years ended December 31, 2012 and 2011, and the nine-month transition period ended December 31, 2010	F-5
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-6
Consolidated Statement of Stockholders’ Equity for the fiscal years December 31, 2012 and 2011, and the nine-month transition period ended December 31, 2010	F-7
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012 and 2011, and the nine-month transition period ended December 31, 2010	F-8
Notes to Consolidated Financial Statements	F-9

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	II-1

3.	Exhibits

The exhibits listed in the accompanying Index to Exhibits, which follows the signature page, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits – see item 15(a)(3) above.

(c)	Financial Statement Schedules – see Item 15(a)(2) above.

26

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Steel Excel Inc.
San Ramon, California

We have audited the accompanying consolidated balance sheets of Steel Excel Inc. (formerly ADPT Corporation) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. In connection with our audits of the 2012 and 2011 financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts as of and for the years ended December 31, 2012 and 2011. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Excel Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II – Valuation and Qualifying Accounts as of and for the year ended December 31, 2012 and 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Excel, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2013 expressed an unqualified opinion thereon.

We also have audited the reclassifications to the consolidated financial statements for the nine months ended December 31, 2010 resulting from presenting the Company’s Aristos Business as a discontinued operation and retroactively adjusting outstanding share and per share information for a reverse/forward split, as described in Notes 1 and 5. In our opinion, such reclassifications are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the December 31, 2010 financial statements of the Company referred to above other than with respect to the reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2010 financial statements taken as a whole.  The reclassifications had no effect on net loss.

/s/ BDO USA, LLP

San Jose, California
March 8, 2013

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Steel Excel Inc.
San Ramon, California

We have audited Steel Excel Inc.’s (formerly ADPT Corporation) internal control over financial reporting as of December 31, 2012, based on criteria established in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Excel, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Eagle Well Services, Inc. and Sun Well Service, Inc., which were acquired on February 9, 2012 and May 31, 2012, respectively, and which are included in the consolidated balance sheet of Steel Excel Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. On May 31, 2012, the business of Eagle Well Services, Inc. was merged with Sun Well Services, Inc. and both businesses operated as Sun Well Service, Inc. (Sun Well). Sun Well constituted 34% and 31% of total assets and net assets, respectively, as of December 31, 2012, and 70% of net revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Sun Well because of the timing of the acquisitions, merger of the two acquired entities and subsequent integration efforts.  Our audit of internal control over financial reporting of Steel Excel Inc. also did not include an evaluation of the internal control over financial reporting of Sun Well.

In our opinion, Steel Excel Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Excel Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 8, 2013

Report of Predecessor Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Steel Excel Inc.

In our opinion, the consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows listed in the index appearing under Item 15(a)1, present fairly, in all material respects, the results of operations and cash flows of Steel Excel Inc. (formerly ADPT Corporation) and its subsidiaries for the nine month period ended December 31, 2010, before the effects of the adjustments to retrospectively reflect the discounted operations and the reverse/forward stock split described in Note 1, in conformity with accounting principles generally accepted in the United States of America (the 2010 financial statements before the effects of the adjustments described in Note 1 are not presented herein).   In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)2 presents fairly, in all material respects, the information set forth therein for the nine month period ended December 31, 2010 when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards required that we plan to perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 3, 2011

STEEL EXCEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal Year Ended December 31,		Nine-Month Fiscal Year Ended December 31,
	2012	2011	2010
Net revenues	$100,104	$2,502	$-

Cost of revenues	66,064	1,459	-
Gross margin	34,040	1,043	-

Operating expenses
Selling, general and administrative	28,031	9,585	11,045
Impairment of goodwill	192	-	-
Restructuring charges	-	(31)	3,944
Total operating expenses	28,223	9,554	14,989

Operating income (loss)	5,817	(8,511)	(14,989)

Interest and other income, net	1,067	8,358	5,208
Interest expense	(417)	(5)	(3)
Income (loss) from continuing operations before income taxes	6,467	(158)	(9,784)

Benefit from (provision for) income taxes	15,712	226	(7,602)
Income (loss) from continuing operations, net of taxes	22,179	68	(17,386)

Income (loss) from discontinued operations, net of taxes	(1,935)	1,624	(11,289)
Gain on disposal of discontinued operations, net of taxes	-	5,005	10,916
Income (loss) from discontinued operations	(1,935)	6,629	(373)
Net income (loss)	20,244	6,697	(17,759)

Net loss attributable to non-controlling interests in consolidated entities
Continuing operations	(22)	-	-
Discontinued operations	(427)	(72)	-
	(449)	(72)	-
Net income (loss) attributable to Steel Excel Inc.	$20,693	$6,769	$(17,759)

Basic income (loss) per share:
Income (loss) from continuing operations, net of taxes	$1.83	$0.01	$(1.50)
Income (loss) from discontinued operations, net of taxes	$(0.16)	$0.61	$(0.03)
Net income (loss) attributable to Steel Excel Inc.	$1.71	$0.62	$(1.53)

Diluted income (loss) per share:
Income (loss) from continuing operations, net of taxes	$1.83	$0.01	$(1.50)
Income (loss) from discontinued operations, net of taxes	$(0.16)	$0.61	$(0.03)
Net income (loss) attributable to Steel Excel Inc.	$1.71	$0.62	$(1.53)

Shares used in computing income (loss) per share:
Basic	12,110	10,882	11,609
Diluted	12,133	10,897	11,609

See accompanying Notes to Consolidated Financial Statements.

STEEL EXCEL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended December 31, 2012	Nine-Month Fiscal Year Ended December 31, 2011	Transition Period Ended December 31, 2010

Net income (loss) attributable to Steel Excel Inc.	$20,693	$6,769	$(17,759)
Other comprehensive income (loss), net of taxes
Net foreign currency translation adjustment, net of taxes:
Foreign currency translation adjustment, net of taxes	(100)	164	141
Release of foreign currency translation gains, net of taxes	-	(2,542)	-
Subtotal	(100)	(2,378)	141
Net unrealized gain (loss) on marketable securities, net of taxes	303	260	(1,566)

Comprehensive income	20,896	4,651	(19,184)
Comprehensive loss attributable to non-controlling interest	(449)	(72)	-

Comprehensive income (loss) attributable to Steel Excel Inc.	$20,447	$4,579	$(19,184)

See accompanying Notes to Consolidated Financial Statements.

STEEL EXCEL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$71,556	$8,487
Marketable securities	199,128	314,941
Accounts receivable, net of allowance for doubtful accounts of $0	17,257	4,660
Prepaid expenses and other current assets	3,670	2,055
Total current assets	291,611	330,143
Property and equipment, net	77,768	21,060
Goodwill	53,093	8,244
Intangible assets, net	39,887	5,786
Other long-term assets	4,136	3,444

Total assets	$466,495	$368,677

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$4,282	$1,841
Accrued expenses and other liabilities	6,337	3,826
Current portion of long-term debt	4,000	-
Current portion of capital lease obligations	413	-
3/4% convertible senior subordinated notes due 2023	346	346
Total current liabilities	15,378	6,013
Capital lease obligations, net of current portion	984	-
Long-term debt, net of current portion	9,000	-
Other long-term liabilities	9,171	10,767
Total liabilities	34,533	16,780

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock; $0.001 par value; Authorized shares, 1,000; Series A Shares, 250 designated; outstanding shares, none	-	-
Common stock; $0.001 par value; Authorized shares, 40,000; outstanding shares, 12,907 and 10,892 at December 31, 2012 and 2011, respectively	13	11
Additional paid-in capital	231,170	171,636
Accumulated other comprehensive income	946	743
Retained earnings	199,772	179,079
Total Steel Excel Inc. stockholders' equity	431,901	351,469
Non-controlling interest	61	428
Total stockholders' equity	431,962	351,897

Total liabilities and stockholders' equity	$466,495	$368,677

See accompanying Notes to Consolidated Financial Statements.

STEEL EXCEL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, March 31, 2010	12,040	$12	$203,336	$4,286	$190,069	$-	$397,703
Net loss attributable to Steel Excel Inc.	-	-	-	-	(17,759)	-	(17,759)
Other comprehensive loss	-	-	-	(1,425)	-	-	(1,425)
Sale of common stock under employee option plans	76	-	2,169	-	-	-	2,169
Net issuance of restricted shares	(62)	-	-	-	-	-	-
Net settlement of restricted shares	1	-	(861)	-	-	-	(861)
Stock-based compensation	-	-	1,123	-	-	-	1,123
Repurchase of common stock	(1,173)	(1)	(34,683)	-	-	-	(34,684)
Balance, December 31, 2010	10,882	11	171,084	2,861	172,310	-	346,266
Net income attributable to Steel Excel Inc.	-	-	-	-	6,769	-	6,769
Net loss attributable to non-controlling interest	-	-	-	-	-	(72)	(72)
Other comprehensive loss				(2,118)	-	-	(2,118)
Sale of common stock under employee option plans	1	-	29		-	-	29
Net issuance of restricted shares	5	-			-	-	-
Net settlement of restricted shares	4	-			-	-	-
Stock-based compensation	-	-	523		-	-	523
Non-controlling interest investment					-	500	500
Balance, December 31, 2011	10,892	11	171,636	743	179,079	428	351,897
Net income attributable to Steel Excel Inc.	-	-	-	-	20,693	-	20,693
Net loss attributable to non-controlling interest	-	-	-	-	-	(449)	(449)
Non-controlling interest investment in The Show						75	75
Other comprehensive income	-	-	-	203	-	-	203
Net issuance of restricted shares	85	-	-	-	-	-	-
Net settlement of restricted shares	14	-	-	-	-	-	-
Stock-based compensation	-	-	1,487	-	-	-	1,487
Issuance of common stock for acquisition	2,027	2	60,823	-	-	-	60,825
Repurchase of common stock	(111)	-	(2,776)	-	-	-	(2,776)
Non-controlling interest investment in CrossFit	-	-	-	-	-	82	82
Write-off of non-controlling interest of The Show	-	-	-	-	-	(75)	(75)

Balance, December 31, 2012	12,907	$13	$231,170	$946	$199,772	$61	$431,962

See accompanying Notes to Consolidated Financial Statements.

STEEL EXCEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$20,693	$6,769	$(17,759)
Less: Income (loss) from discontinued operations, net of taxes	(1,935)	6,915	(373)
Income (loss) from continuing operations, net of taxes	22,628	(146)	(17,386)
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by (used in) operating activities of continuing operations:
Stock-based compensation expense	1,487	523	470
Depreciation and amortization	16,728	2,809	3,214
Adjustment of deferred taxes	(15,105)	1,395	-
Loss on disposal of long-lived assets	819	-	-
Impairment of goodwill	192	-	-
Gain on release of foreign currency translation, net of taxes	-	(2,542)	-
Changes in current assets and liabilities:
Accounts receivable	(5,469)	(569)	-
Prepaid expenses and other current assets	(970)	2,835	6,554
Assets held for sale	-	6,216	-
Other assets	(132)	(802)	153
Accounts payable	1,903	177	(7,120)
Accrued expenses and other liabilities	(2,098)	(5,934)	(6,717)
Net loss attributable to non-controlling interest	(449)	(72)	-
Net cash provided by (used in) operating activities of continuing operations	19,534	3,890	(20,832)
Net cash provided by (used in) operating activities of discontinued operations	(847)	6,933	6,519
Net cash provided by (used in) operating activities	18,687	10,823	(14,313)

Cash Flows From Investing Activities:
Purchases of net assets in acquisitions	(52,567)	(36,530)	-
Purchases of property and equipment	(11,818)	(65)	-
Investment by non-controlling interest	75	-	-
Purchases of marketable securities	(523,443)	(537,898)	(198,403)
Sales of marketable securities	573,792	441,226	141,681
Maturities of marketable securities	64,253	92,321	49,536
Net cash provided by (used in) investing activities of continuing operations	50,292	(40,946)	(7,186)
Net cash provided by investing activities of discontinued operations	-	-	28,285
Net cash provided by (used in) investing activities	50,292	(40,946)	21,099

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	29	2,169
Repurchases of common stock	(2,776)	-	(34,684)
Repayments of capital lease obligations	(230)	-	-
Repayments of long-term debt	(3,000)	-	-
Net cash provided by (used in) financing activities	(6,006)	29	(32,515)
Effect of foreign currency translation on cash and cash equivalents	96	305	57

Net increase (decrease) in cash and cash equivalents	63,069	(29,789)	(25,672)
Cash and cash equivalents, beginning balance	8,487	38,276	63,948

Cash and cash equivalents, ending balance	$71,556	$8,487	$38,276

See accompanying Notes to Consolidated Financial Statements.

STEEL EXCEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

Description

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments: Steel Sports and Steel Energy, while continuing to identify additional new business acquisition opportunities. For details regarding the Company’s historical business, which has been accounted for as discontinued operations, refer to Note 5 of the Notes to Financial Statements. The Company was previously known as ADPT Corporation.

Basis of Presentation

The consolidated financial statements, which include the Company and its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s Consolidated Financial Statements include the accounts of Steel Excel and its subsidiaries. The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change of Fiscal Year

On December 7, 2010, the Company’s Board of Directors approved the change in its fiscal year-end from March 31 to December 31. As a result of this change, the transition fiscal year was a nine-month transition period from April 1, 2010 to December 31, 2010 (the “Transition Period”). References in these Notes to Consolidated Financial Statements (the “Notes”) to “fiscal year 2012” or “fiscal 2012” refer to the calendar year of January 1, 2012 to December 31, 2012. References in these Notes to “fiscal year 2011” or “fiscal 2011” refer to the calendar year of January 1, 2011 to December 31, 2011.

During fiscal year 2012, the Company acquired one sports-related business, South Bay Strength and Conditioning LLC, and two oilfield servicing businesses, Sun Well Service Inc. and Eagle Well Services. During fiscal year 2011, the Company acquired two sports-related businesses, Baseball Heaven and The Show LLC, and one oilfield servicing business, Rogue Pressure Services LLC. See Note 3 for additional details. The Company operates in two reportable segments: Steel Sports and Steel Energy. See Note 16 for additional details.

Use of Estimates and Reclassifications

In accordance with GAAP, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation. In July 2012, the Company reclassified The Show (acquired in August 2011) to discontinued operations as it was not meeting projections, with no expectation to perform as represented when acquired. In July 2011, the Company ceased its efforts to sell or license its intellectual property from its former enterprise-class external storage products business (the “Aristos Business”) and finalized the wind down of such business. As such, The Show and the Aristos Business are reflected as a discontinued operations in the accompanying financial statements and prior periods have been reclassified to conform to this presentation.

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

As a result of the Reverse/Forward Split, the Company’s common stock outstanding went from 108,868,286 shares at September 30, 2011 to 10,886,829 shares at October 3, 2011. All shares outstanding and per share information for the current and previous financial periods being reported have been adjusted to reflect the Reverse/Forward Split.

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

See Notes 6 and 8.

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

The Company recognizes an impairment charge for available-for-sale investments when a decline in the fair value of its investments below the cost basis is determined to be other than temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company's cost basis, the investment's financial condition, and near-term prospects of the investee. If the Company determines that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in its Consolidated Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company, by policy, limits the amount of credit exposure through diversification, and management regularly monitors the composition of its investment portfolio for compliance with the Company’s investment policies.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes an allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. There were no allowances for doubtful accounts as of December 31, 2012 and 2011.

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated using the straight-line method with the following useful lives:

	Steel Sports			Steel Energy
	(in years)

Buildings, improvements and sports fields	10	-	25	7	-	39
Rigs and workover equipment		N/A		7	-	15
Other equipment	5	-	10	4	-	7
Vehicles		N/A		4	-	7
Furniture and fixtures		5			5

Assets in progress are related to the construction of rigs and a building that have not yet been placed in service for their intended use. Depreciation for rigs commences once it is placed in service and depreciation for buildings commences once they are ready for their intended use.

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

The recoverability of the carrying value of the long-lived assets, other than goodwill, is based on the estimated future undiscounted cash flows derived from the use of the asset. If a long-lived asset is determined to be impaired, the loss is measured based on the difference between the long-lived asset’s fair value and its carrying value. The estimate of fair value of long-lived assets is based on a discounted estimated future cash flows method and application of a discount rate commensurate with the risks inherent in the current business model. The Company’s current business model contains management’s subjective estimates and judgments; however, actual results may be materially different than the assumptions made by management.

Based on the Company’s decision to pursue the sale or disposition of assets and/or business operations, it evaluated its long-lived assets and recorded impairment charges in the Transition Period aggregating $10.2 million. Of this $10.2 million, $6.1 million related to the write-off of intangible assets and $4.1 million related to the reduction of the carrying value of property and equipment, net, to our estimated fair value. There were no impairment charges on long-lived assets recorded in fiscal 2012 and 2011.

Goodwill and Intangibles, Net

Goodwill represents the excess of cost over the value of net assets of businesses acquired and is carried at cost unless write-downs for impairment are required. The Company’s goodwill as of December 31, 2012 is a result of its acquisitions in fiscal 2012 and 2011. The Company operates under three reporting units, Sun Well, Rogue and Sports, and accordingly, its goodwill has been recorded in these respective reporting units. The Company evaluates the carrying value of goodwill at its reporting unit on an annual basis during the fourth quarter and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in its market capitalization, a decrease in operating results or deterioration of its financial position. In the fourth quarter of fiscal 2012 and 2011, the Company tested the goodwill acquired. In fiscal 2012, it determined the goodwill from Baseball Heaven (the Sports reporting unit) was fully impaired and wrote off the $0.2 million. There was no impairment of the Sun Well and Rogue reporting units. The impairment analysis required a two-step approach and entailed certain assumptions and estimates of discounted cash flows and a residual terminal value categorized as Level 3 inputs under the fair value hierarchy. The Company used a discount rate of approximately 16% and assumed a multiple of EBITDA ranging from 4.6 to 6.0. There was no impairment indicated in fiscal 2011.

Intangible assets, net, for the Steel Sports segment, consist of acquisition-related customer relationships that are amortized over their estimated life of five years on a straight-line basis. Intangible assets, net, for the Steel Energy segment, consist of acquisition-related customer relationships and trade names. The customer relationships and trade names are amortized over the useful life of ten and five years, respectively, utilizing the accelerated amortization method that approximates the estimated future cash flows from the intangibles. Also, see Note 3 to the Consolidated Financial Statements. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired.

Environmental Liabilities

The Company is responsible in many cases for any environmental liabilities resulting from its oilfield services work. It does not anticipate significant environmental liabilities for work completed through December 31, 2012, so no reserve for environmental liabilities has been recorded.

Revenue Recognition

The Company recognizes revenue upon providing the product or service. It provides services and products through two segments: Steel Sports and Steel Energy. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements (“MSAs”) that are short-term in nature. The MSAs establish per day or per usage rates for equipment services. Steel Energy revenue is recognized daily on a proportionate performance method, based on services rendered. Revenue is reported net of sales tax collected. For Steel Sports revenues, the Company does not recognize revenue until the tournament or league occurs. For sports products, revenue is recognized upon shipment.

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

The Company must assess the likelihood that it will be able to recover its deferred tax assets. It considers positive and negative evidence such as historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, it must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.

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

Note 2.    Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Topic 350 -  Comprehensive Income  ("ASU 2013-02"), which amends Topic 220 to improve the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company is evaluating the impact of this ASU and does not expect the adoption will have a material impact on its consolidated results of operations or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, Topic 350 -  Intangibles - Goodwill and Other  ("ASU 2012-02"), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company is evaluating the impact of this ASU and does not expect the adoption will have an impact on its consolidated results of operations or financial condition.

Note 3.    Acquisitions

During both fiscal 2012 and 2011, the Company completed six acquisitions as it began its redeployment of capital into operating businesses.

Baseball Heaven

On June 27, 2011, the Company acquired all the net assets of Baseball Heaven LLC and Baseball Café, Inc. (collectively, “Baseball Heaven”), respectively, for an aggregate purchase price of $6.0 million in cash. Baseball Heaven is in the business of marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, and concession and catering events. Baseball Heaven is included in the Steel Sports reporting segment.

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

The intangible assets acquired, consisting of customer relationships, are being amortized on a straight-line basis with a life of five years. The amortization expense of $20,000 is included in “Selling, marketing, and administrative expenses” in the Consolidated Statements of Operations for fiscal year 2011. The goodwill of $0.2 million arose from the growth potential the Company saw for Baseball Heaven and was expected to be deductible for tax purposes. As of December 31, 2012, the Company found this goodwill to be impaired. The $0.2 million goodwill impairment charge is included in the Consolidated Statements of Operations for fiscal 2012. The acquisition-related costs for the purchase of Baseball Heaven, included in “Selling, marketing, and administrative” expenses in the Consolidated Statements of Operations, were $0.2 million for fiscal year 2011.

The Show

On August 15, 2011, the Company acquired all of the net assets used by The Show, LLC (“The Show”), which it contributed to The Show in exchange for a 75% membership interest. The Company paid an aggregate purchase price of $1.5 million in cash for these assets. The Show was engaged in the business of outfitting little league baseball and softball players and coaches in fully licensed Major League Baseball, minor league, and college replica uniforms, and sponsoring, hosting, operating, and managing baseball and softball leagues, tournaments, and other events and related websites. The Show was included in the Steel Sports reporting segment.

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

The goodwill of $1.8 million arose from the Company’s expectations for the potential of The Show to expand and was expected to be deductible for tax purposes. In July 2012, the Company reclassified The Show to discontinued operations as it was not meeting projections, with no expectation to perform as represented when acquired. As such, this goodwill was written off. See Note 5 for additional details. The acquisition-related costs for the purchase of The Show, included in “Selling, marketing, and administrative” expenses in the Consolidated Statements of Operations, were $0.1 million for fiscal year 2011.

Rogue

On December 7, 2011, the Company acquired all of the net assets of Rogue Pressure Services, LLC (“Rogue”) for an aggregate purchase price of $30.2 million, which includes cash of $29.0 million and a contingent consideration liability of $1.2 million pursuant to an earn-out clause based on the achievement of certain performance levels. Rogue provides snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time). Rogue is included in the Steel Energy reporting segment.

The Company accounted for the Rogue acquisition as a business combination and the total cash consideration of $29.0 million was allocated to the net assets acquired and liabilities assumed based on their respective estimated fair values at December 7, 2011 as follows:

Amount
(in thousands)

Accounts receivable	$4,031
Inventory	138
Prepaid expenses	78
Property and equipment	15,309
Intangible assets	5,600
Accrued expenses	(1,194)
Total identifiable net assets acquired	23,962

Goodwill	6,256
Contingent consideration	(1,218)

Net assets acquired	$29,000

The intangible assets acquired consist of customer relationships and a trade name, which are being amortized on an accelerated basis over their useful lives, which range from five to ten years. The amortization expense of $29, 000 is included in “Cost of revenues” in the Consolidated Statements of Operations for fiscal year 2011. The goodwill of $6.3 million arises from the growth potential the Company sees for Rogue and is expected to be deductible for tax purposes. The acquisition-related costs for the purchase of Rogue included in “Selling, marketing, and administrative” expenses in the Consolidated Statements of Operations, were $0.2 million for fiscal 2011. The contingent consideration liability is included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheet. As Rogue did not meet the requirements for payment of the contingent consideration liability for fiscal 2012, the Company recorded an adjustment to the liability of $0.7 million, which is included as a reduction of “Selling, general and administrative” expenses in the Consolidated Statements of Operations for fiscal 2012.

Eagle

On February 9, 2012, the Company acquired the business and assets of Eagle Well Services, Inc., which after the transaction operated as Well Services Ltd. (“Well Services”) for an aggregate purchase price of $48.1 million in cash. Well Services engaged in the business of workover rig well servicing, including down hole well maintenance and workover, down hole well repairs, well completions, well recompletions, well drill outs and clean outs, and well reentry.

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

The intangible assets acquired consist of customer relationships, which are being amortized on an accelerated basis over the estimated useful life of ten years. The $10.1 million goodwill arises from the growth potential the Company sees for the Well Services business, along with expected synergies with the Company’s current Steel Energy businesses, and is expected to be deductible for tax purposes. The acquisition-related costs for the purchase of Well Services included in “Selling, general and administrative” expenses in the Consolidated Statement of Operations were $0.2 million for fiscal 2012.

Sun Well

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

As a result of the acquisition and additional shares acquired on the open market, Steel Partners beneficially owned approximately 51.1% of the Company’s outstanding common stock. Both BNS and the Company appointed a special committee of independent directors to consider and negotiate the transaction because of the ownership interest held by Steel Partners in each company. Please see Note 18 for further details of this related party transaction.

The Company accounted for this acquisition as a business combination and the total acquisition price has been allocated to the net assets acquired based on their respective estimated fair values at May 31, 2012 as follows:

Amount
(in thousands)

Cash	$3,561
Accounts receivable	7,233
Prepaid expense and other current assets	782
Property and equipment	29,787
Identifiable intangible assets	27,300
Other long-term assets	714
Accounts payable	(1,036)
Accrued expenses and other current liabilities	(3,464)
Long-term debt	(16,000)
Capital lease obligations	(1,622)
Deferred tax liabilities	(15,066)
Total net identifiable assets	32,189

Goodwill	36,557

Net assets acquired	$68,746

The $27.3 million intangible assets acquired consist of customer relationships and a trade name, which will be amortized on an accelerated basis over their respective estimated useful lives of ten and five years, respectively. The $36.6 million goodwill arises from the growth potential the Company sees for Sun Well, along with expected synergies with the Company’s current Steel Energy businesses, and is expected to be non-deductible for tax purposes. The acquisition-related costs for the purchase of SWH included in “Selling, general and administrative” expenses in the Consolidated Statements of Operations were $1.2 million for fiscal 2012.

Additionally, on May 31, 2012, the business of Well Services was combined with Sun Well and both businesses now operate as Sun Well, which is included in the Steel Energy reporting segment.

CrossFit

On November 5, 2012, we acquired 50% of CrossFit South Bay for $82,500 and 50% of the newly formed CrossFit Torrance. As part of the transaction, we also agreed to loan CrossFit Torrance up to $1.1 million to fund leasehold improvements and equipment. Both CrossFit companies provide strength and conditioning services and are included in Steel Sports. Due to having control over the operations, the Company accounted for the CrossFit South Bay acquisition as a business combination and the total consideration of $82,500 has been allocated to the net assets and liabilities acquired based on their respective estimated fair values at November 5, 2012, as follows:

Amount
(in thousands)

Cash	$6
Property and equipment	18
Accounts payable	(14)
Total identifiable net assets acquired	10

Non-controlling interest in CrossFit South Bay	(82)
Goodwill	154

Net assets acquired	$82

The $0.1 million of goodwill arises from the growth potential the Company sees for CrossFit South Bay, and is expected to be deductible for tax purposes. The acquisition-related costs for the acquisition of CrossFit South Bay included in “Selling, general and administrative” expenses in the Consolidated Statement of Operations aggregated $4,252 for fiscal 2012.

The results of operations of the acquisitions have been included in the accompanying financial statements since their respective acquisition dates. Since all previous operations of the Company prior to June 2011 have been discontinued, the revenues and cost of revenues of the acquired businesses represent the entire revenues and cost of revenues of the Company for the periods presented.

Pro Forma Financial Information

The Company is not including pro forma information for the operations of Baseball Heaven, The Show and CrossFit South Bay for the periods prior to their acquisition because they were not material to the Company’s results of operations and earnings per share. The following pro forma financial information presents the combined results of the Company, Sun Well (including Eagle merged as Well Services) and Rogue, as if the acquisitions had occurred at the beginning of the fiscal year ended December 31, 2011. Such pro forma results are not necessarily indicative of what would have actually occurred had the acquisitions been in effect for the entire periods. The pro forma financial results are as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
	(unaudited)
	(in thousands)

Net revenues	$123,876	$82,755
Income from continuing operations, net of taxes	$24,997	$8,347
Income (loss) from discontinued operations, net of taxes	$(1,935)	$6,275
Net income attributable to Steel Excel Inc.	$23,511	$14,712

Note 4.    Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan, as amended and restated on August 20, 2008 and as further amended thereafter (the “2004 Equity Incentive Plan”) and the 2006 Director Plan, as amended. As disclosed in Note 1, all share information has been adjusted to reflect the Reverse/Forward Split.

As of December 31, 2012, the Company had an aggregate of 1.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 0.1 shares were subject to outstanding options and other stock-based awards and 1.7 million shares were available for future grants of options and other stock-based awards. As of December 31, 2012, the Company had an aggregate of 0.5 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.1 million shares were subject to outstanding options and other stock-based awards and 0.4 million shares were available for future grants of options and other stock-based awards.

Stock Benefit Plan Activities

Stock Options: A summary of stock option activity under all of the Company’s equity incentive plans as of December 31, 2012 and for fiscal years ended December 31, 2012 and 2011, and for the Transition Period is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2010	488	$40.50
Granted	9	$29.30
Exercised	(76)	$28.50
Forfeited	-	$38.70
Expired	(341)	$44.00
Outstanding at December 31, 2010	80	$35.61
Granted	28	$28.73
Exercised	(1)	$28.60
Forfeited	(1)	$28.40
Expired	(12)	$48.32
Outstanding at December 31, 2011	94	$31.89
Granted	3	$13.32
Exercised	-	$-
Forfeited	(5)	$37.60
Expired	(27)	$46.16
Outstanding at December 31, 2012	65	$30.93	7.76	$-

Options vested and expected to vest at
December 31, 2012	65	$30.93	7.76	$-

Options exercisable at:
December 31, 2010	69	$36.60
December 31, 2011	68	$33.12
December 31, 2012	46	$31.98	7.21	$-

There is no aggregate intrinsic value of options at December 31, 2012 and 2011 as there were no options “in-the-money.” During fiscal year 2011 and the Transition Period, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans was minimal. The following table summarizes the Company’s options outstanding and exercisable at December 31, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
			(in thousands, except exercise price and contractual life)

$25.00	-	$30.00	45	8.56	$28.67	26	$28.88
$30.01	-	$35.00	15	6.42	$32.84	12	$32.84
$35.01	-	$40.00	-	-	$-	-	$-
$40.01	-	$45.00	5	5.19	$40.72	8	$40.72
			65			46

As of December 31, 2012, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was approximately $0.1 million and this expense is expected to be recognized over a remaining weighted-average period of 1.7 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. As of December 31, 2012, there were 86,041 shares of service-based restricted stock awards and 16,875 shares of restricted stock units outstanding. The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. Certain non-employee directors received restricted stock shares that will vest immediately if the relationship between the Company and the non-employee director ceases for any reason. These non-vested shares are recognized and fully expensed as stock-based compensation expense at the date of grant.

A summary of activity for restricted stock as of December 31, 2012 and changes during fiscal years 2012 and 2011, and the Transition Period is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)

Non-vested stock at March 31, 2010	172	$30.10
Awarded	8	$29.30
Vested	(45)	$32.80
Forfeited	(127)	$29.10
Non-vested stock at December 31, 2010	8	$29.40
Awarded	17	$37.61
Vested	(10)	$28.97
Forfeited	-	$28.39
Non-vested stock at December 31, 2011	15	$29.40
Awarded	100	$27.34
Vested	(12)	$29.09
Forfeited	-	$-
Non-vested stock at December 31, 2012	103	$23.34

All restricted stock units issued prior to December 31, 2011 were awarded at the par value of $0.001 per share (adjusted to $0.01 per share to reflect the Reverse/Forward Split). As of December 31, 2012, the total unamortized stock-based compensation expense related to non-vested restricted stock units that is expected to vest, net of estimated forfeitures, was immaterial.

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

Stock-based compensation expense included in the Consolidated Statements of Operations for the Transition Period and fiscal 2012 and 2011 is as follows:

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010(2)
	(in thousands)
Stock-based compensation expense by caption
Selling, marketing and administrative	$1,487	$524	$470
Effect on income (loss) from continuing operations, net of taxes(1)	$1,487	$524	$470

Stock-based compensation expense by type of award:
Stock options	$92	$69	$215
Restricted stock awards and restricted stock units	1,395	455	255
Effect on income (loss) from continuing operations, net of taxes(1)	$1,487	$524	$470

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

Stock-based compensation expense in the above table does not reflect any significant income tax expense, which is consistent with the Company’s treatment of income or loss from its United States operations for tax purposes. For the fiscal 2012 and 2011, and the Transition Period, there are no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the Transition Period and fiscal 2012 and 2011 as the amounts were immaterial.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for all stock-based awards. The fair value of the stock-based awards granted in the Transition Period and fiscal 2012 and 2011 were estimated using the following weighted-average assumptions:

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010

Expected life (in years)	1.1	4.3	5.5
Risk-free interest rate	0.2%	1.5%	1.7%
Expected volatility	58%	44%	44%
Dividend yield	-	-	-
Forfeiture rate	40%	40%	40%
Weighted average fair value
Stock options	$13.32	$-	$12.30
Restricted stock	$27.34	$28.40	$28.30

Note 5.    Business Disposition and Wind Down

The Company sold its business of providing data storage and software solutions and products (the “DPS Business”) to PMC-Sierra, Inc. (“PMC-Sierra”) on June 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by the Company upon the closing of the transaction and the remaining $5.0 million was withheld in an escrow account (“DPS Holdback”). The DPS Holdback was released to the Company on June 8, 2011, one year after the consummation of the sale, except for $0.1 million to provide for one disputed claim, and was recognized as contingent consideration in discontinued operations when received. The $0.1 million was received in September 30, 2011.  The Company recorded a gain of $10.7 million, net of taxes of $6.6 million, on the disposal of the DPS Business in the Transition Period, which is included in the “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

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

As disclosed above, in July 2012, the Company reclassified The Show to discontinued operations as it was not meeting projections, with no expectation to perform as represented when acquired.

Revenues and the components of income related to The Show, the DPS Business and the Aristos Business included in discontinued operations in the fiscal years ended December 31, 2012 and 2011, and nine-month transition period ended December 31, 2010 are as follows:

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010
	(in thousands)

Revenues	$451	$91	$20,620

Income (loss) from discontinued operations before income taxes	$(1,935)	$1,624	$(17,647)
Benefit from income taxes	-	-	6,358
Income (loss) from discontinued operations, net of taxes	$(1,935)	$1,624	$(11,289)

Income from discontinued operations for fiscal year ended December 31, 2011, includes the sale of patents from the DPS Business for $1.9 million and activity from The Show. There was no financial activity from the Aristos Business during fiscal year 2011. The loss from discontinued operations for the fiscal year ended December 31, 2012 includes activity of The Show only.

Note 6.    Marketable Securities

During February 2012, the Company’s Board of Directors executed a written consent permitting it to invest up to $10 million in publicly traded companies engaged in certain oilfield servicing, energy services, and related businesses, which was an exception to its investment policy at that time. In June 2012, the Board established an Investment Committee, which was formed to develop investment strategies for the Company and to set and implement investment policies with respect to its cash. The Investment Committee was directed by the Board to establish and implement an investment policy for the Company’s portfolio that meets the following general objectives: preserve principal; maximize total return given overall market conditions; meet internal liquidity requirements; and comply with applicable accounting, internal control and reporting requirements and standards. The Investment Committee is authorized, among other things, to invest its excess cash directly or allocate investments to outside managers for investment in equity or debt securities, provided that the Investment Committee may not invest more than $25 million in any single investment or with any single asset manager without the Board’s approval. Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to the investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company’s portfolio of marketable securities at December 31, 2012 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$48,596	$-	$-	$48,596
Mutual funds	10,368	1,452	-	11,820
United States government securities	99,299	178	-	99,477
Corporate securities	20,842	1,255	(1,980)	20,117
Corporate obligations	48,708	283	(277)	48,714
Commerical paper	22,275	16	-	22,291
Total available-for-sale securities	250,088	3,184	(2,257)	251,015
Amounts classified as cash equivalents	(51,887)	-	-	(51,887)
Amounts classified as marketable securities	$198,201	$3,184	$(2,257)	$199,128

The Company’s portfolio of marketable securities at December 31, 2011 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$3,029	$-	$-	$3,029
United States government securities	309,189	593	(3)	309,779
Government agencies	3,505	21	-	3,526
Corporate obligations	1,513	8	-	1,521
Total available-for-sale securities	317,236	622	(3)	317,855
Amounts classified as cash equivalents	(2,914)	-	-	(2,914)
Amounts classified as marketable securities	$314,322	$622	$(3)	$314,941

Sales of marketable securities resulted in gross realized gains of $0.6 million, $2.0 million, and $1.1 million for fiscal 2012 and 2011, and the Transition Period, respectively. Sales of marketable securities resulted in gross realized losses of $0.3 million, $0.3 million, $0.5 million for fiscal 2012 and 2011, and the Transition Period, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of maturity for individual securities that were in an unrealized loss position at December 31, 2012:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

U.S. government securities	$88,420	$-	$11,056	$-	$99,476	$-
Corporate oligations	24,346	(2)	24,370	(272)	48,716	(274)
Total	$112,766	$(2)	$35,426	$(272)	$148,192	$(274)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of maturity for individual securities that were in an unrealized loss position at December 31, 2011:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

U.S. government securities	$15,186	$(3)	$-	$-	$15,186	$(3)

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the Transition Period and fiscal years 2012 and 2011 were deemed to be temporary. The Company holds its marketable securities as available-for-sale and marks them to market through a corresponding adjustment to other comprehensive income (loss) in stockholders’ equity. Classification of marketable securities as a current asset is based on the intended holding period and realizability of the asset.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at December 31, 2012, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)

Mature in one year or less	$214,784	$215,589
Mature after one year through three years	19,550	19,854
Mature in more than three years	15,753	15,572
Total	$250,087	$251,015

Note 7.    Accumulated Other Comprehensive Income

Changes, net of tax, in Accumulated other comprehensive income are as follows:

	Unrealized Gain on Securities	Cumulative Translation Adjustment	Total

Balance at December 31, 2011	$624	$119	$743
Other comprehensive income (loss)	303	(100)	203

Balance at December 31, 2012	$927	$19	$946

Note 8.    Fair Value Measurements

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

Financial Assets Measured at Fair Value on a Recurring Basis

The Company utilized levels 1, 2 and 3 to value its financial assets on a recurring basis.  Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid.  Level 1 instruments also include United States government securities, government agencies, and state and municipalities, as these securities are backed by the federal or state governments and traded in active markets frequently with sufficient volume.  Level 2 instruments are valued using the market approach, which uses quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include mortgage-backed securities, corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value, which includes the Company’s two venture fund investments and the Rogue contingent consideration. The carrying amount of the contingent consideration is measured at fair value on a recurring basis using unobservable inputs in which little or no market activity exists. The Company periodically monitors its two venture capital funds and records these investments within “Other long-term assets” on the Condensed Balance Sheets based on quarterly statements the Company receives from each of the funds.  The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and other income, net,” in the Condensed Statements of Operations. At December 31, 2012, there were no significant transfers that occurred between any of the levels of the Company’s financial assets.

A summary of financial assets measured at fair value on a recurring basis at December 31, 2012 is as follows:

		Fair Value Measurements at Reporting Date Used
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash, including short-term deposits(1)	$80,085	$80,085	$-	$-
United States government securities(2)	99,477	99,477	-	-
Corporate securities(2)	20,117	20,117	-	-
Commercial paper(2)	22,291	-	22,291	-
Corporate obligations(2)	48,714	-	46,931	1,783
Non-controlling interests in certain funds(3)	1,021	-	-	1,021
	$271,705	$199,679	$69,222	$2,804

Liabilities
Rogue contingent consideration(4)	$(475)	$-	$-	$(475)

(1)	At December 31 2012, the Company recorded $68.2 million and $11.9 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”
(4)	Recorded within “Accrued expenses and other liabilities.”

A summary of financial assets measured at fair value on a recurring basis at December 31, 2011 is as follows:

		Fair Value Measurements at Reporting Date Used
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash, including short-term deposits(1)	$8,601	$8,601	$-	$-
U.S. government securities(2)	309,780	309,780	-	-
Government agencies(2)	3,526	3,526	-	-
Corporate obligations(2)	1,521	-	1,521	-
Non-controlling interests in certain funds(3)	1,117	-	-	1,117
	$324,545	$321,907	$1,521	$1,117

Liabilities
Rogue contingent consideration(4)	$(1,218)	$-	$-	$(1,218)

(1)	At December 31 2011, the Company recorded $8.5 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”
(4)	Recorded within “Accrued expenses and other liabilities.”

A reconciliation of the beginning and ending balances of the Rogue contingent consideration for the years ended December 31, 2012 and 2011 is as follows:

Amount
(in thousands)

Balance, December 31, 2010	$-
Acquisition of Rogue	(1,218)
Change in fair value	-
Balance, December 31, 2011	(1,218)
Change in fair value	743
Balance, December 31, 2012	$(475)

The Company’s other financial instruments include accounts payable and accrued and other liabilities. Carrying values of these financial liabilities approximate their fair values due to the relatively short maturity of these items. The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at December 31, 2012 and 2011 was approximately $0.3 million on both dates. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis for the 3/4% Notes of approximately $0.3 million at December 31, 2012 to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company utilized Level 3 to value its non-financial assets on a non-recurring basis. Level 3 is categorized as significant unobservable inputs. The Company has no non-financial assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2011. At December 31, 2010, the Company had $6.0 million of long-lived assets held-for-sale classified as Level 3 non-financial assets measured at fair value on a non-recurring basis. These assets were originally classified as held and used for $10.1 million, but were written down to the impaired fair value of $6.0 million on July 2, 2010, resulting in an impairment charge of $4.1 million included in the Consolidated Statement of Operations for the Transition Period. Other long-lived assets held and used were written down to zero value during the Transition Period, resulting in an impairment charge of $6.1 million.

Note 9.    Long-Lived Assets and Goodwill

Property and Equipment, Net

The components of property and equipment, net, at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(in thousands)

Rigs and workover equipment	$42,945	$11,750
Buildings and improvements	6,110	-
Land	1,068	-
Leasehold improvements	5,909	5,677
Other equipment	25,440	3,205
Vehicles	1,639	648
Furniture and fixtures	308	100
Assets in progress	2,342	-
	85,761	21,380
Accumulated depreciation	(7,993)	(320)
Property and equipment, net	$77,768	$21,060

Assets in progress as of December 31, 2012 include a new indoor facility and restaurant building renovations at Baseball Heaven and a rig, service trucks and a building at Sun Well. The estimated cost to complete these assets is $1.3 million.

Depreciation expense for fiscal 2012 was $7.8 million, with $6.4 million and $1.4 million being included in “Cost of revenues” and “Selling, general and administrative” expenses, respectively, in the Consolidated Statements of Operations. Depreciation expense for fiscal 2011 was $0.3 million, with $0.1 million and $0.2 million being included in “Cost of revenues” and “Selling, general and administrative” expenses, respectively, in the Consolidated Statements of Operations. Depreciation expense in the Transition Period was $0.3 million and was included in “Loss from discontinued operations, net of taxes.” The Company impaired certain of its assets in the Transition Period, resulting in a write-down of $4.1 million, which was also included in “Loss from discontinued operations.”

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for fiscal 2012 and 2011 are as follows:

Amount
(in thousands)

Balance, December 31, 2010	$-
Goodwill acquired in the acquisition of Baseball Heaven	192
Goodwill acquired in the acquisition of The Show	1,796
Goodwill acquired in the acquisition of Rogue	6,256
Balance, December 31, 2011	8,244
Goodwill acquired in the acquisition of Eagle	10,126
Goodwill acquired in the acquisition of Sun Well	36,557
Goodwill acquired in the acquisition of CrossFit South Bay	154
Impairment of goodwill of The Show	(1,796)
Impairment of goodwill of Baseball Heaven	(192)

Balance, December 31, 2012	$53,093

The components of goodwill at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2,011
	(in thousands)

Goodwill	$55,081	$8,244
Accumulated impairment	(1,988)	-
Net goodwill	$53,093	$8,244

Intangible Assets, Net

The acquisitions made in fiscal 2012 and 2011 resulted in customer relationships and trade names aggregating $47.4 million as of December 31, 2012.

The components of intangible assets, net, at December 31, 2012and their amortization details are as follows:

	December 31, 2012
	Cost	Accumulated Amortization	Net	Amortization Method	Estimated Useful Life (years)
	(in thousands)
Steel Sports:
Customer relationships	$235	$(67)	168	Straight-line	5

Steel Energy:
Customer relationships	43,100	(6,356)	36,744	Accelerated	10
Trade names	4,100	(1,125)	2,975	Accelerated	5
	47,200	(7,481)	39,719
	$47,435	$(7,548)	$39,887

The components of intangible assets, net, at December 31, 2011and their amortization details are as follows:

	December 31, 2011
	Cost	Accumulated Amortization	Net	Amortization Method	Estimated Useful Life (years)
	(in thousands)
Steel Sports:
Customer relationships	$235	$(20)	215	Straight-line	5

Steel Energy:
Customer relationships	4,700	(29)	4,671	Accelerated	10
Trade names	900	-	900	Accelerated	5
	5,600	(29)	5,571
	$5,835	$(49)	$5,786

Estimated aggregate future amortization expenses for the next five years for the intangible assets are as follows:

	Steel Sports	Steel Energy	Total
	(in thousands)
For the year ended December 31:
2013	$47	$8,534	$8,581
2014	47	6,565	6,612
2015	47	5,267	5,314
2016	27	4,216	4,243
2017	-	3,158	3,158
Thereafter	-	11,979	11,979
	$168	$39,719	$39,887

Amortization expense for fiscal 2012 was $7.5 million, which is included in “Selling, general and administrative” expenses in the Consolidated Statement of Operations. Amortization expense for fiscal 2011 was $49,000, which is included in “Selling, general and administrative” expenses in the Consolidated Statements of Operations. Amortization expense for the Transition Period was $9.9 million and is included in “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

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

Note 10.    ¾% Notes

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

In fiscal 2010, the Company repurchased a total of $0.1 million at a price equal to 100% of the principal amount of the 3/4% Notes. At December 31, 2012 and 2011, the Company had a remaining liability of $0.3 million of aggregate principal amount related to its 3/4% Notes. Each remaining holder of the 3/4% Notes may require the Company to purchase all or a portion of its 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and the Company may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. The Company may seek to make open market repurchases of the remaining balance of its 3/4% Notes within the next twelve months.

Note 11.    Liabilities

The components of accrued and other liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(in thousands)

Tax-related	$1,197	$56
Accrued compensation and related taxes	3,658	1,593
Deferred revenue	299	278
Professional services	282	485
Accrued fuel and rig-related charges	162	-
Accrued workers compensation	-	1,233
Other	739	181
	$6,337	$3,826

The components of other long-term liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(in thousands)

Tax-related	$7,373	$10,737
Phantom stock liability	1,798	-
	$9,171	$10,737

The tax-related long-term liabilities relate primarily to FIN 48 uncertainties primarily associated with our foreign subsidiaries. Through its acquisition of SWH, the Company has a phantom stock plan agreement (the “Phantom Plan”), in which the board of directors is authorized to grant phantom shares to employees and consultants. The value of the phantom shares outstanding was fixed as a result of the acquisition. If employees or consultants terminate from the Company other than by death or disability, their unvested shares are returned to the Phantom Plan. Phantom stockholders are entitled to receive a cash payment for their vested shares on February 1, 2016, unless there is a change of control or employee death. The Company is accounting for the unvested portion of the Phantom Plan as post-combination compensation expense by accreting a liability over the vesting period.

Sun Well has a credit agreement with Wells Fargo Bank, National Association that includes a term loan of $20.0 million and a revolving line of credit for up to $5.0 million. The loans are secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank’s prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5% for base rate loans. Both options are subject to leverage ratio adjustments. The interest payments are made monthly. The term loan is repayable in $1.0 million quarterly principal installments from September 30, 2011 through June 30, 2015. Sun Well borrowed $20.0 million on the term loan in July 2011 and has made $6.0 million and $1.0 million in scheduled and extra principal payments through December 31, 2012, respectively. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015 with a balloon payment. There is no balance due on the revolving loan as of December, 2012. Under the agreement, Sun Well is subject to certain financial covenants, with which it was in compliance as of December 31, 2012.

The future principal payments due on the notes payable are as follows:

Amount
(in thousands)
For the year ended December 31:
2013	$4,000
2014	4,000
2015	5,000
$13,000

The Company made a principal payment of $10.0 million in February 2013 but intends to continue with the scheduled quarterly payments.

Through its acquisitions, the Company acquired certain equipment under capital lease obligations. The following is a schedule of the future annual minimum payments for these leases as of December 31, 2012:

Amount
(in thousands)
For the year ended December 31:
2013	$490
2014	463
2015	463
2016	134
Total minimum lease payments	1,550
Less amount representing interest	(153)

Present value of net minimum lease payments	1,397
Less current portion	(413)

Capital lease obligations, net of current portion	$984

Note 12.    Restructuring Charges

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

The activity in the restructuring accrual for all outstanding plans from December 31, 2010 through December 31, 2011 was as follows:

	Severance and Benefits	Other Charges	Total
	(in thousands)

Accrual balance at December 31, 2010	$881	$350	$1,231
Accrual adjustments	(36)	-	(36)
Cash paid	(845)	(350)	(1,195)
Accrual balance at December 31, 2011	$-	$-	$-

All restructuring plans were completed as of December 31, 2011 and the Company does not anticipate further plans being implemented.

Note 13.    Commitments and Contingencies

Contractual Obligations

Through its acquisitions, the Company assumed additional leases of property with the following non-cancelable obligations:

Amount
(in thousands)
For the year ending December 31:
2013	$490
2014	463
2015	463
2016	134
2017	-
$1,550

Rent expense for property and equipment for the fiscal year ended December 31, 2012 was $2.7 million as a result of the various acquisitions. Rent expense for fiscal 2011 and the Transition Period were immaterial.

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

Note 14.    Interest and Other Income, Net

The components of interest and other income, net, for fiscal 2012, fiscal 2011, and the Transition Period are as follows:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
	(in thousands)

Interest income	$2,184	$4,088	$5,101
Realized currency translation gains	79	3,934	18
Loss on disposal of long-lived assets	(679)	-	-
Other	(517)	336	89
	$1,067	$8,358	$5,208

Note 15.    Income Taxes

The components of income (loss) from continuing operations before benefit from (provision for) income taxes for all periods presented are as follows:

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010
	(in thousands)
Income (loss) from continuing operations before income taxes:
Domestic	$6,326	$(2,717)	$(12,220)
Foreign	141	2,559	2,436
	$6,467	$(158)	$(9,784)

The components of the benefit from (provision) for income taxes from continuing operations for all periods presented are as follows:

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010
	(in thousands)
Federal:
Current	$34	$(2,666)	$76
Deferred	15,066	-	-
	15,100	(2,666)	76
Foreign:
Current	1,373	1,979	(7,961)
Deferred	-	921	276
	1,373	2,900	(7,685)
State
Current	(979)	(8)	7
Deferred	218	-	-
	(761)	(8)	7

Benefit from (provision for) income taxes	$15,712	$226	$(7,602)

The Company’s effective tax rate differed from the federal statutory rate for all periods presented as follows:

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	15.1%	-1.9%	0.0%
Foreign losses not benefited	-0.6%	-19.6%	1.2%
Changes in tax reserves	0.0%	640.3%	-78.2%
Change in valuation allowance	-297.8%	5852.1%	-33.6%
Distributions from foreign subsidiaries	-4.9%	-6599.8%	-3.8%
Other permanent differences	24.6%	143.2%	1.7%
	-228.6%	49.3%	-77.7%

The Company recorded a benefit from income taxes of $15.7 million for the year ended December 31, 2012, primarily due to the release of a portion of the valuation allowance and a refund received as a result of a tax settlement in Singapore. The valuation allowance release was related to deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the business combination, which can be used as a source of income to support realization of certain domestic deferred tax assets. Under generally accepted accounting principles, changes in an acquirer's valuation allowance that stem from a business combination should be recognized as an element of the acquirer's deferred income tax expense (benefit) in the reporting period that includes the business combination. For income tax purposes, amounts assigned to particular assets acquired and liabilities assumed may be different than amounts used for financial reporting. The differences in assigned values for financial reporting and tax purposes result in temporary differences. In applying ASC 740, companies are required to recognize the tax effects of temporary differences related to all assets and liabilities. The Company paid $3.5 million in taxes in Singapore during fiscal 2012 for prior year assessments on a liability that was part of its FIN 48 reserve. The Singapore IRAS subsequently refunded $1.4 million of that assessment based on information the Company provided.

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

In the Transition Period, the Company’s tax provision was associated with losses incurred from continuing operations being offset by state minimum taxes and taxes related to foreign subsidiaries. The tax provision included tax expenses of $7.9 million primarily due to changes in judgment related to the ongoing audits in its foreign jurisdictions.

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
NOL carryover	$40,771	$58,870
Research and development credits	29,659	29,659
Compensatory and other accruals	1,200	688
Foreign tax credits	7,528	10,035
Fixed assets	-	155
Other, net	2,901	2,693
Gross deferred tax assets	82,059	102,100

Deferred tax liabilities:
Unremitted earnings	(29,425)	(30,667)
Unrealized loss on investments	(321)	(229)
Intangible assets	(8,886)	-
Fixed assets	(4,403)	-
Other, net	-	(30)
Gross deferred tax liabilities	(43,035)	(30,926)

Valuation allowance	(37,173)	(69,508)

Deferred tax assets, net	$1,851	$1,666

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 were classified in the Consolidated Balance Sheets as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Other current assets	$188	$-
Other long-term assets	1,696	1,711
Total deferred tax assets	1,884	1,711

Deferred tax liabilities:
Other current liabilities	-	(15)
Other long-term liabilities	(33)	(30)
Total deferred tax liabilities	(33)	(45)

	$1,851	$1,666

The Company continues to provide United States deferred income taxes and foreign withholding taxes on its undistributed earnings. At December 31, 2012 and 2011, the Company recorded a deferred tax liability of $29.6 million and $30.7 million, respectively related to the foreign undistributed earnings, which was offset by a reduction in the Company’s valuation allowance against its deferred tax assets.

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction by jurisdiction basis. At December 31, 2012 and 2011, the Company’s analysis of its deferred tax assets demonstrated that it was more likely than not that all of its net U.S. deferred tax assets will not be realized, resulting in a valuation allowance for deferred tax assets of $37.2 million and $69.5 million, which included immaterial out-of-period adjustments that had no impact to net loss, respectively. This resulted in a decrease to the valuation allowance by $32.3 million in the fiscal year ended December 31, 2012 and by $0.9 million in the fiscal year ended December 31, 2011. Factors that led to this conclusion included, but were not limited to, the Company’s past operating results, cumulative tax losses in the United States, worthless securities, multiple acquisitions and uncertain future income on a jurisdiction by jurisdiction basis.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income. If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income. At December 31, 2012, the Company had net operating loss carryforwards of $126.0 million for federal and $150.4 million for state purposes that expire in various years beginning in 2019 for federal and are currently expiring for state purposes. At December 31, 2012, the Company had research and development credits of $30.3 million for federal purposes that expire in various years beginning in 2019 and credits of $17.7 million for state purposes that carry forward indefinitely until fully exhausted. At December 31, 2012, the Company had foreign tax credits of $1.6 million that expire in various years beginning in 2013. Of the federal net operating loss carryforwards, $10.2 million were related to stock option deductions, the tax benefit of which will be credited to additional paid-in capital when realized.

Uncertainty in Income Taxes

The Company recognizes interest and/or penalties related to uncertain tax positions within “Benefit from (provision for) income taxes” in its Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued during fiscal year 2012 and 2011, and the Transition Period was immaterial.

A reconciliation of the changes to the Company’s gross unrecognized tax benefits for all periods presented is as follows:

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010
	(in thousands)

Balance at beginning of period	$29,903	$31,818	$23,925
Tax positions related to current year:
Additions	-	-	84
Tax positions related to prior years:
Additions	-	951	7,809
Settlements	(3,484)	(2,866)	-
Balance at end of period	$26,419	$29,903	$31,818

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

As of December 31, 2012, the Company’s total gross unrecognized tax benefits were $26.4 million, of which $7.4 million, if recognized, would affect the effective tax rate. There was an overall decrease of $3.5 million in the Company’s gross unrealized tax benefits from fiscal 2011 to fiscal 2012, primarily due to the reversal of reserves for foreign taxes as a result of an assessment with the Singapore taxing authorities. The Company recorded a benefit from income taxes of $1.4 million for the year ended December 31, 2012, due to a refund received as a result of a settlement in Singapore.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of December 31, 2012, fiscal years 2005 onward remained open to examination by the U.S. taxing authorities and fiscal years 2000 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) for all periods presented is as follows:

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)

Numerators (basic and diluted):
Income (loss) from continuing operations, net of taxes	$22,179	$68	$(17,386)
Income (loss) from discontinued opertions, net of taxes	$(1,935)	$6,629	$(373)
Net income (loss) attributable to Steel Excel Inc.	$20,693	$6,769	$(17,759)

Denominators:
Weighted average shares outstanding - basic	12,110	10,882	11,609
Effect of common stock equivalents (if any):
Stock-based awards	23	15	-
3/4% notes	-	-	-
Weighted average shares outstanding - diluted	12,133	10,897	11,609

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$1.83	$0.01	$(1.50)
Income (loss) from discontinued opertions, net of taxes	$(0.16)	$0.61	$(0.03)
Net income (loss)	$1.71	$0.62	$(1.53)
Diluted
Income (loss) from continuing operations, net of taxes	$1.83	$0.01	$(1.50)
Income (loss) from discontinued opertions, net of taxes	$(0.16)	$0.61	$(0.03)
Net income (loss)	$1.71	$0.62	$(1.53)

Diluted loss per share for the Transition Period was based on the basic weighted average shares outstanding only, as the inclusion of any common stock equivalents would have been anti-dilutive. For the “Loss from continuing operations, net of taxes,” for fiscal 2011, the basic weighted average shares outstanding was also used, as the inclusion of any common stock equivalents would have been anti-dilutive. The potential common shares excluded for each of the periods presented are as follows:

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010
	(in thousands)

Outstanding stock options	-	-	297
Outstanding restricted stock	-	20	43
3/4% convertible senior subordinated notes due 2023	3	3	3

Note 17.    Segment Information

As disclosed earlier, during fiscal years 2012 and 2011, we made multiple acquisitions within the sports and oilfield servicing industries. We currently operate in these two reportable segments: Steel Sports and Steel Energy. These reportable segments are based on the product and/or service provided by the subsidiaries and the financial information used by the chief operating decision maker to allocate resources, make operating decisions and assess financial performance. In certain cases, two or more operating segments are aggregated into a reportable segment if they have similar economic characteristics and long-term average gross margins. The Steel Energy reportable segment results from the aggregation of the Sun Well and Rogue operating segments. The accounting policies of the segments are the same as described in the significant accounting policies noted herein.

Steel Sports: provides services related to marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, concession and catering events and other events and related websites. In addition, the November 2012 CrossFit South Bay acquisition provides strength and conditioning services.

Steel Energy: provides technological advances in horizontal drilling and hydraulic fracturing. Services include snubbing services (controlled installation and removal of all tubulars - drill strings and production strings) in and out of the wellbore with the well under full pressure, flowtesting, and hydraulic work over/simultaneous operations (allows customers to perform multiple tasks on multiple wells on one pad at the same time).

Segment information for continuing operations as of December 31, 2012 and for the fiscal year then ended is as follows:

	Steel Sports	Steel Energy	General Corporate	Consolidated
	(in thousands)

Net revenues	$2,913	$97,191	$-	$100,104

Operating income (loss)	$(2,062)	$16,836	$(8,957)	$5,817

Depreciation and amortization expense	$518	$14,940	$-	$15,458

Interest and other income (expense), net	$-	$(413)	$1,063	$650

Total assets	$7,613	$199,889	$258,993	$466,495

Accounts receivable	$158	$17,099	$-	$17,257

Goodwill	$154	$52,939	$-	$53,093

Property and equipment, net	$6,005	$71,763	$-	$77,768

Two customers within the Steel Energy reporting segment comprise 10% or more of the Company’s consolidated net revenues for fiscal 2012 (Customer A had $11.1 million and Customer B had $11.0 million of net revenues, with $3.6 million and $2.9 million included in accounts receivable as of December 31, 2012, respectively). In addition, the top 15 Steel Energy customers made up 86% of consolidated net revenues in fiscal 2012

Segment information for continuing operations as of December 31, 2011 and for the fiscal year then ended is as follows:

	Steel Sports	Steel Energy	General Corporate	Consolidated
(in thousands)

Net revenues	$ 1,176	$ 1,417	$ -	$ 2,593

Operating income (loss)	$ (354)	$ 165	$ (8,322)	$ (8,511)

Depreciation and amortization expense	$ 206	$ 144	$ -	$ 350

Interest and other income (expense), net	$ -	$ -	$ 8,353	$ 8,353

Total assets	$ 8,697	$ 32,228	$ 327,766	$ 368,691

Accounts receivable	$ 156	$ 4,504	$ -	$ 4,660

Goodwill	$ 192	$ 8,052	$ -	$ 8,244

Property and equipment, net	$ 5,866	$ 15,194	$ -	$ 21,060

No customers comprised 10% or more of the Company’s net revenues for fiscal 2011.

Note 18.    Related Party Transactions

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

As a result of the acquisition and additional shares acquired on the open market, Steel Partners beneficially owned approximately 51.1% of the Company’s outstanding common stock. Jack L. Howard, John J. Quicke, and Warren G. Lichtenstein are directors of the Company and each such person is deemed to be an affiliate of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended. Each of the three directors is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy. In addition, Mr. Quicke currently serves as the Interim President and CEO of the Company. He was previously compensated $30,000 by the Company per month in connection with this role (which was in addition to the compensation he receives as a non-employee Board member) prior to the entry into the Amended and Restated Management Services Agreement described below. Mr. Quicke also serves as an executive of other affiliates of Steel Partners.

Effective October 1, 2011, the Company contracted with SP Corporate Services LLC (“SP Corporate”) to provide financial management and administrative services, including the services of a CFO. Under the terms of the services agreement, SP Corporate was receiving $35,000 monthly for the provision of such services. Effective August 1, 2012, the agreement was amended and restated whereby SP Corporate provides expanded services including the positions of CEO and CFO, responsibility for financing, regulatory reporting, and other administrative and operational functions. SP Corporate receives $300,000 per month for these expanded services. This services agreement was approved by a committee of the Company’s independent directors. During the years ended December 31, 2012 and 2011, the Company incurred $2.1 million and $0.3 million, respectively, under the terms of the services agreements with SP Corporate.  In addition, the Company reimburses SP Corporate and other Steel Partners affiliates, for certain expenses incurred on the Company’s behalf.  During the years ended December 31, 2012 and 2011, the Company incurred $0.6 million and $0.1 million of expense reimbursements, respectively. As of December 31, 2012 and 2011, the Company owed SP Corporate $0.3 million and $0.1 million, respectively.

The Company holds $15.1 million of short-term deposits at WebBank, an affiliate of Steel Partners, and recorded interest income of $0.1 million from them in fiscal 2012.

The Investment Committee of the Board of Directors is responsible for selecting executing brokers. Securities transactions for the Company are allocated to brokers on the basis of reliability and best price and execution. During fiscal 2012, the Investment Committee selected Mutual Securities as an introducing broker and may direct a substantial portion of the Company’s trades to such firm among others. A member of the Investment Committee is affiliated with Mutual Securities. The Investment Committee only uses Mutual Securities when such use would not compromise the Investment Committee's obligation to seek best price and execution. The Company may pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that it believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for the Company's trades. The Commissions paid by the Company to Mutual securities were approximately $0.1 million for fiscal 2012. Such commissions are included in the net investment gains (losses) included in “Interest and other income, net” in the Consolidated Statement of Operations. The portion of the commission paid to Mutual Securities ultimately received by such Investment committee member is net of clearing and other charges.

Note 19.    Supplemental Disclosures of Cash Flows

	Fiscal Year Ended December 31,		Nine-Month Transition Period Ended December 31,
	2012	2011	2010
	(in thousands)

Interest paid	$434	$3	$4
Income taxes paid	$364	$2	$759
Income tax refund received	$1,494	$544	$1,649

Non-cash investing and financing activities:
Acquisition of SWH, Inc. through issuance of common stock	$60,825	$-	$-
Unrealized gains (losses) on available-for-sale securities	$303	$260	$(1,566)

Through its acquisition of Sun Well, the Company assumed long-term debt and capital lease obligations for equipment.

Note 20.    Subsequent Events

On January 30, 2013, the Company acquired a 40% membership interest in Again Faster LLC (“Again Faster”) for a cash price of $4.0 million. On January 31, 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC (“Ruckus”) for a cash price of $1.0 million. Again Faster and Ruckus provide a wide variety of fitness and athletic products and services.

In February 2013, the Company made an extra principal payment of $10.0 million on its term loan with Wells Fargo. See Note 11 for additional details.

In November 2012, the Company purchased $11.9 million face amount of 3.75% Unsecured Convertible Subordinated Debentures Due 2026 in School Specialty Inc., a market leader in school supplies and educational materials (“School Specialties”), at a total cost of $6.0 million. On January 28, 2013, School Specialties filed a Chapter 11 bankruptcy petition. Subsequently, on February 26, 2013, the Company committed to participate, with a share in the amount of approximately $22.0 million, in a $155.0 million debtor-in-possession loan to School Specialties. The Company believes the loan, in conjunction with other sources of financing, will enable School Specialties to successfully execute a plan of reorganization or other alternative transaction.

Note 21.    Comparative Quarterly Financial Data (unaudited)

The following table summarizes the Company’s quarterly financial data, which included reclassifications made to prior period reported amounts to conform to the current period presentation and to reflect discontinued operations:

	Three-Month Period Ended:
	March 31, 2012	June 30, 2012(1)	September 29, 2012	December 31, 2012
	(in thousands, except per share amounts)

Net revenues	$14,445	$24,450	$34,294	$26,915
Gross profit (loss)	$5,686	$9,482	$12,204	$6,668
Income (loss) from continuing operations, net of taxes	$(120)	$17,429	$4,866	$4
Income (loss) from discontinued operations, net of taxes	$(2,348)	$(121)	$483	$51
Net income (loss) attributable to Steel Excel Inc.	$(1,888)	$17,308	$5,349	$(76)

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$(0.01)	$1.50	$0.37	$0.00
Income (loss) from discontinued operations, net of taxes	$(0.22)	$(0.01)	$0.04	$0.00
Net income (loss) attributable to Steel Excel Inc.	$(0.17)	$1.49	$0.41	$(0.01)
Diluted
Income (loss) from continuing operations, net of taxes	$(0.01)	$1.50	$0.37	$0.00
Income (loss) from discontinued operations, net of taxes	$(0.22)	$(0.01)	$0.04	$0.00
Net income (loss) attributable to Steel Excel Inc.	$(0.17)	$1.49	$0.41	$(0.01)

Shares used for computing income (loss) per share:
Basic	10,891	11,588	12,982	12,984
Diluted	10,891	11,605	13,001	13,007

(1) The Company recorded a benefit from income taxes of $15.1 million during the second quarter of fiscal, 2012, primarily due to the release of a portion of the valuation allowance as a result of acquired deferred tax liabilities.

	Three-Month Period Ended:
	April 1, 2011	July 1, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share amounts)

Net revenues	$-	$-	$707	$1,795
Gross profit (loss)	$-	$-	$531	$512
Income (loss) from continuing operations, net of taxes	$1,817	$(1,550)	$(1,543)	$1,344
Income (loss) from discontinued operations, net of taxes	$-	$6,830	$85	$(286)
Net income (loss) attributable to Steel Excel	$1,817	$5,280	$1,335	$(1,663)

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.17	$(0.14)	$(0.14)	$0.09
Income (loss) from discontinued operations, net of taxes	$-	$0.63	$0.01	$(0.03)
Net income (loss) attributable to Steel Excel	$0.17	$0.48	$0.12	$(0.15)
Diluted
Income (loss) from continuing operations, net of taxes	$0.17	$(0.14)	$(0.14)	$0.09
Income (loss) from discontinued operations, net of taxes	$-	$0.63	$-	$(0.03)
Net income (loss)	$0.17	$0.48	$0.12	$(0.15)

Shares used for computing income (loss) per share:
Basic	10,880	10,881	10,881	10,887
Diluted	10,887	10,895	10,905	10,905

STEEL EXCEL INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

The following table includes the activity in the Company’s valuation and qualifying accounts for the fiscal years ended December 31, 2012 and 2011, and the nine-month transition period ended December 31, 2010:

	Beginning Balance	Additions	Deductions	Ending Balance
	(in thousands)
Fiscal year ended December 31, 2012:
Allowance for doubtful accounts(1)(2)	$80	$-	$(80)	$-
Valuation allowance for deferred tax assets	$69,508	$-	$(32,335)	$37,173

Fiscal year ended December 31, 2011:
Allowance for doubtful accounts(1)(2)	$-	$80	$-	$80
Valuation allowance for deferred tax assets	$70,449	$-	$(941)	$69,508

Transition Period ended December 31, 2010:
Allowance for doubtful accounts(2)	$34	$-	$(34)	$-
Sales reserves(2)	$668	$270	$(938)	$-
Allowances(2)	$941	$703	$(1,644)	$-
Valuation allowance for deferred tax assets	$81,218	$-	$(10,769)	$70,449

(1)	Amount relates to accounts receivables from our Steel Energy segment.
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
Date: March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. QUICKE	Interim President and Chief Executive Officer, and Director	March 8, 2013
John J. Quicke	(principal executive officer)

/s/ MARK ZORKO	Chief Financial Officer	March 8, 2013
Mark Zorko	(principal financial and accounting officer)

/s/ WARREN G. LICHTENSTEIN	Chairman	March 8, 2013
Warren G. Lichtenstein

/s/ JACK L. HOWARD	Director	March 8, 2013
Jack L. Howard

/s/ JOHN MUTCH	Director	March 8, 2013
John Mutch

/s/ GARY ULLMAN	Director	March 8, 2013
Gary Ullman

/s/ ROBERT VALENTINE	Director	March 8, 2013
Robert Valentine

INDEX TO EXHIBITS

Exhibit			File
Number	Exhibit Description	Form	Number	Exhibit	File Date

2.1	Asset Purchase Agreement between the Company and PMC-Sierra, Inc.,	10-Q	000-15071	2.1	08/11/10
	dated as of May 8, 2010

2.2	Amended Asset Purchase Agreement between the Company and
	PMC-Sierra, Inc., dated as of June 8, 2010	10-Q	000-15071	2.2	08/11/10

2.3	Second Amendment to the Asset Purchase Agreement between the
	Company and PMC-Sierra, Inc., dated as of September 23, 2010	10-Q	000-15071	2.1	11/05/10

3.1	Unofficial Composite Certificate of Incorporation of Steel Excel Inc.
	as currently in effect	10-Q	000-15071	3.1	11/08/12

3.2	Certificate of Designation of Series B Preferred Stock filed with the
	Delaware Secretary of State on December 20, 2011	8-K	000-15071	3.1	12/22/11

3.3	Amended and Restated Bylaws of the Company, effective
	October 14, 2010	8-K	000-15071	3.1	10/20/10

4.1	Specimen Common Stock Certificate	10-Q	000-15071	4.1	08/09/12

4.2	Tax Benefits Preservation Plan, dated December 21, 2011	8-K	000-15071	4.1	12/22/11

4.3	First Amendment to the Tax Benefits Preservation Plan, dated as of
	May 1, 2012, by and between Steel Excel Inc. and Registrar and
	Transfer Company, as Rights Agent	10-Q	000-15071	4.2	08/09/12

4.4	Indenture, dated as of December 22, 2003, by and between the Registrant
	and Wells Fargo Bank, National Association	10-Q	000-15071	4.01	02/09/04

4.5	Form of 3/4% Convertible Senior Subordinated Note	10-Q	000-15071	4.02	02/09/04

	Employment Agreements, Offer Letters and Separation Agreements

10.1†	Separation Agreement of John M. Westfield, effective November 17, 2009	10-Q	000-15071	10.3	02/03/10

10.2†	Separation Agreement of Subramanian Sundaresh, effective January 4, 2010	10-Q	000-15071	10.1	02/03/10

10.3†	Consulting Service Agreement of Subramanian Sundaresh, effective
	January 4, 2010‡	10-Q	000-15071	10.2	02/03/10

10.4†	Separation Agreement of John Noellert, effective February 4, 2010	10-K	000-15071	10.11	05/27/10

10.5†	Separation Agreement of Marcus Lowe, effective March 4, 2010	10-K	000-15071	10.12	05/27/10

10.6†	Separation Agreement of Mary L. Dotz, effective July 16, 2010	10-Q	000-15071	10.1	08/11/10

10.7†	Amended Separation Agreement of Mary L. Dotz, effective				F
	September 29, 2010	10-Q	000-15071	10.1	11/05/10

10.8†	Amended Separation Agreement of Mary L. Dotz, effective
	December 10, 2010	10-KT	000-15071	10.10	03/03/11

10.9†	Mary L. Dotz Retention Bonus Letter, effective June 15, 2010	10-KT	000-15071	10.11	03/03/11

10.10†	Independent Contractor Agreement with John J. Quicke, effective	10-KT	000-15071	10.12	03/03/11
	February 2, 2010

10.11†	Amendment No. 1 to the Independent Contractor Agreement with
	John J. Quicke, effective June 25, 2010	10-KT	000-15071	10.13	03/03/11

10.12†	Amendment No. 2 to the Independent Contractor Agreement with
	John J.Quicke, effective December 7, 2010	10-KT	000-15071	10.14	03/03/11

10.13†	Amendment No. 3 to the Independent Contractor Agreement with	8-K	000-15071	10.1	04/04/12
	John J.Quicke, effective April 3, 2012

10.14†	Independent Contractor Agreement with Mary L. Dotz, effective	10-Q	000-15071	10.4	08/09/11
	June 1, 2011

	Stock Plans and Related Forms

10.15†	2004 Equity Incentive Plan, as amended and restated on August 20, 2008	Def 14A	000-15071	A	09/08/08

10.16†	Amendment No. 2 to 2004 Equity Incentive Plan, dated as of
	November 17, 2011	10-Q	000-15071	10.2	11/08/12

10.17†	Amendment No. 3 to 2004 Equity Incentive Plan, dated as of
	August 7, 2012	10-Q	000-15071	10.3	11/08/12

10.18†	Form of Restricted Stock Award Agreement for 2004 Equity Incentive
	Plan, as amended August 7, 2012	10-Q	000-15071	10.4	11/08/12

10.19†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04

10.20†	Adaptec, Inc. 2006 Director Plan	Def 14A	000-15071	A	07/28/06

10.21†	Amendment No. 1 to 2006 Director Plan, dated November 17, 2011	10-Q	000-15071	10.1	11/08/12

10.22†	Form of Restricted Stock Award Agreement under 2006 Director Plan,
	as amended on August 7, 2012	10-Q	000-15071	10.5	11/08/12

10.23†	Stock Option Award Agreement under 2006 Director Plan, as amended on
	December 7, 2010	10-KT	000-15071	10.25	03/03/11

10.24†	Stock Appreciation Right Award Agreement under 2006 Director Plan as
	amended on February 7, 2008	8-K	000-15071	10.03	02/11/08

10.25†	SNAP Appliance, Inc. 2002 Stock Option and Restricted Stock
	Purchase Plan, effective November 14, 2002	S-8	333-118090	4.04	08/10/04

	Other Compensatory Plans

10.26†	Director Compensation Policy, dated May 25, 2011	10-Q	000-15071	10.5	08/09/11

10.27†	Fiscal 2010 Incentive Plan, effective for fiscal 2010	10-K	000-15071	10.29	05/27/10

10.28	Form of Indemnification Agreement entered into between the Company
	and its officers and directors	10-K	000-15071	10.47	06/06/07

	Other Material Agreements

10.29	Settlement Agreement, dated as of October 26, 2007, among the Registrant,
	Steel Partners, L.L.C. and Steel Partners II, L.P.	8-K	000-15071	10.01	10/31/07

10.30	Management Services Agreement, dated October 1, 2011, between the
	Company and SP Corporate Services LLC	8-K	000-15071	10.1	10/06/11

10.31	Amended and Restated Management Services Agreement, dated as of
	August 1, 2012, between the Company and SP Corporate Services LLC	10-Q	000-15071	10.6	11/08/12

10.32	Share Acquisition Agreement, dated as of April 30, 2012, by and among the Company and BNS Holding, Inc., SWH, Inc. and SPH Group
	Holdings LLC	8-K	000-15071	2.1	04/30/12

10.33	Agreement of Purchase and Sale and Escrow Instructions, dated
	March 26, 2011, between the Company and Swift Realty Partners, LLC	10-Q	000-15071	10.1	08/09/11

10.34	First Amendment to the Agreement of Purchase and Sale and Escrow
Instructions, dated May 4, 2011, between the Company and
	Swift Realty Partners, LLC	10-Q	000-15071	10.2	08/09/11

10.35	Second Amendment to the Agreement of Purchase and Sale and Escrow
Instructions, dated May 26, 2011, between the Company and
	Swift Realty Partners, LLC	10-Q	000-15071	10.3	08/09/11

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP

23.2*	Consent of Predecessor Independent Registered Public Accounting Firm,
PricewaterhouseCoopers LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbased Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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