Form 10-Q
period 2013-03-31
Steel Excel Inc.
filed 2013-05-07
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-15071

Steel Excel Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2748530 (I.R.S. Employer Identification No.)

1133 WESTCHESTER AVENUE, SUITE N222 WHITE PLAINS, NEW YORK (Address of principal executive offices)	10604 (Zip Code)

Registrant's telephone number, including area code (914) 461-1300

2603 CAMINO RAMON, SUITE 200, SAN RAMON, CA 94583 (Former name, former address and former fiscal year, if changed since last report)

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

As of May 7, 2013, there were 12,789,589 shares of Steel Excel’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Steel Excel Inc.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands, except per-share data)

Net revenues	$26,351	$14,446

Cost of revenues	18,691	8,759

Gross margin	7,660	5,687

Operating expenses:
Selling, general and administrative	5,593	4,636
Amortization of intangibles	2,400	813
Total operating expenses	7,993	5,449

(Loss) income from continuing operations	(333)	238

Interest and other income (expense), net	1,674	(220)

Income from continuing operations before income taxes	1,341	18

Benefit from (provision for) income taxes	1,633	(138)

Net income (loss) from continuing operations	2,974	(120)

Loss from discontinued operations, net of taxes	-	(2,348)

Net income (loss)	2,974	(2,468)

Net loss attributable to non-controlling interests in consolidated entities
Continuing operations	(336)	-
Discontinued operations	-	(580)
	(336)	(580)

Net income (loss) attributable to Steel Excel Inc.	$3,310	$(1,888)

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.23	$(0.01)
Loss from discontinued operations, net of taxes	$-	$(0.22)
Net income (loss) attributable to Steel Excel Inc.	$0.26	$(0.17)

Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.23	$(0.01)
Loss from discontinued operations, net of taxes	$-	$(0.22)
Net income (loss) attributable to Steel Excel Inc.	$0.26	$(0.17)

Shares used in computing income (loss) per share:
Basic	12,886	10,891
Diluted	12,909	10,891

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)

Net income (loss)	$2,974	$(2,468)
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment, net of taxes	(59)	5
Net unrealized gain on marketable securities, net of taxes	2,871	307

Comprehensive income (loss)	5,786	(2,156)
Comprehensive loss attributable to non-controlling interest	336	580

Comprehensive income (loss) attributable to Steel Excel Inc.	$6,122	$(1,576)

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2013	December 31, 2012
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$75,500	$71,556
Marketable securities	186,338	199,128
Accounts receivable, net of allowance for doubtful accounts of $0	15,190	17,257
Deferred income taxes	188	188
Prepaid expenses and other current assets	5,613	3,482
Total current assets	282,829	291,611
Property and equipment, net	77,673	77,768
Goodwill	58,257	53,093
Intangible assets, net	37,486	39,887
Investment in associated company	4,000	-
Deferred income taxes	1,696	1,696
Other long-term assets	2,322	2,440

Total assets	$464,263	$466,495

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$2,453	$4,282
Accrued expenses and other liabilities	10,111	6,103
Current portion of long-term debt	-	4,000
Current portion of capital lease obligations	413	413
3/4% convertible senior subordinated notes due 2023	346	346
Total current liabilities	13,323	15,144
Capital lease obligations, net of current portion	878	984
Long-term debt, net of current portion	-	9,000
Deferred income taxes	39	33
Other long-term liabilities	9,753	9,372
Total liabilities	23,993	34,533

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock	13	13
Additional paid-in capital	229,692	231,170
Accumulated other comprehensive income	3,758	946
Retained earnings	203,082	199,772
Total Steel Excel Inc. stockholders' equity	436,545	431,901
Non-controlling interest	3,725	61
Total stockholders' equity	440,270	431,962

Total liabilities and stockholders' equity	$464,263	$466,495

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)

Cash Flows From Operating Activities:
Net income (loss) attributable to Steel Excel Inc.	$3,310	$(1,888)
Less: Loss from discontinued operations	-	(2,348)
Net income from continuing operations, net of taxes	3,310	460
Adjustments to reconcile net income from continuing operations, to net cash provided by (used in) operating activities of continuing operations:
Stock-based compensation expense	620	25
Depreciation and amortization	5,001	1,831
Accretion and amortization related to marketable securities, net	258	439
Adjustment of deferred income taxes	(1,818)	153
Loss on disposal of long-lived assets	23	-
Net loss attributable to non-controlling interest	(336)	(580)
Changes in current assets and liabilities:
Accounts receivable	2,067	(6,926)
Prepaid expenses and other current assets	(2,130)	(1,408)
Other assets	119	(18)
Accounts payable	(2,059)	2,124
Accrued expenses and other liabilities	3,384	1,063
Net cash provided by (used in) operating activities of continuing operations	8,439	(2,837)
Net cash used in operating activities of discontinued operations	-	(709)
Net cash provided by (used in) operating activities	8,439	(3,546)

Cash Flows From Investing Activities:
Purchases of net assets in acquisitions	-	(48,131)
Purchases of property and equipment	(2,459)	(1,625)
Investment in associated company	(4,000)	-
Investment by non-controlling interest	-	75
Purchases of marketable securities	(47,192)	(198,630)
Sales of marketable securities	8,315	261,312
Maturities of marketable securities	56,045	27,500
Net cash provided by investing activities	10,709	40,501

Cash Flows From Financing Activities:
Repurchases of common stock	(2,098)	-
Repayments of capital lease obligations	(106)	-
Repayments of long-term debt	(13,000)	-
Net cash used in financing activities	(15,204)	-

Net increase in cash and cash equivalents	3,944	36,955
Effect of foreign currency translation on cash and cash equivalents	-	(4)
Cash and cash equivalents, beginning balance	71,556	8,487

Cash and cash equivalents, ending balance	$75,500	$45,438

See accompanying Notes to Condensed Financial Statements.

Steel Excel Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    Description and Basis of Presentation

Description

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments: Steel Sports and Steel Energy, while continuing to identify additional new business acquisition opportunities. The Company also reports certain other equity investments, investment activity and unallocated corporate expenses within its Corporate segment.

Steel Sports:  Focuses on sports and health-related businesses. Services include marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, concession and catering events and other events and related websites. In addition, the Company provides strength and conditioning services and products and obstacle course race events.

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

For a complete discussion of the Company’s reporting segments, please refer to Notes 3 and 17 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

Basis of Presentation

In the opinion of management, the accompanying Condensed and Consolidated Financial Statements (“Condensed Financial Statements”) of Steel Excel and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2012 audited financial statements. The Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America and are considered unaudited and condensed. The December 31, 2012 Condensed Balance Sheet was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 11, 2013.

The Company’s Condensed Financial Statements include the accounts of Steel Excel and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The Company is reporting its quarterly financial information using a calendar convention; that is, the first, second and third quarters will consistently be reported as ending on March 31, June 30 and September 30, respectively. It has been the practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires closing the books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, appropriate disclosures are provided. The actual closing dates for the three months ended March 31, 2013 and 2012 were March 30, 2013 and March 31, 2012, respectively.

2.    Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies have not changed from those presented in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

In February 2013, the FASB issued Accounting Standards Update (“ASC”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,  which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income). This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this pronouncement for its fiscal year beginning January 1, 2013. The adoption of this pronouncement did not have a material effect on its financial statements.

In March 2013, the FASB issued ASC No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, ("ASU 2013-05"). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

There were no other recent accounting pronouncements that are applicable or considered material to the Company.

3.    Acquisitions

On January 31, 2013, the Company acquired a 20% membership interest in a sports event company for a cash price of $1.0 million  with an option to invest another $2.0 million over the next two years. Pursuant to an operating agreement, the Company has the ability to control the operations of this company. In accordance with applicable accounting rules, the Company determined that this company was a variable interest entity (“VIE”) and that the Company was the primary beneficiary. Accordingly, the Company consolidated this company effective January 31, 2013. Therefore, this investment was accounted for as a business combination and the total cash consideration of $1.0 million has been allocated on a preliminary basis to the net assets acquired based on their respective estimated fair values at January 31, 2013 as follows:

Amount
(in thousands)

Cash	$840
Property and equipment	70
Other assets	2
Accounts payable	(71)
Accrued liabilties and other current liabilities	(952)
Long-term liabilities	(53)
(164)

Non-controlling interest	(4,000)
Goodwill	5,164

Net assets acquired	$1,000

The $5.2 million of goodwill arises from the growth potential the Company sees for the investment, along with expected synergies with the Company’s current sports-related businesses, and is expected to be deductible for tax purposes. The acquisition-related costs for this purchase included in “Selling, general and administrative” expenses in the Condensed Statements of Operations were $30,240 for the three-month period ended March 31, 2013.

The carrying amounts and classifications of assets and liabilities included in the Company’s March 31, 2013 Condensed Balance Sheet for this consolidated VIE are as follows:

Amount
(in thousands)

Current assets	$526
Long-term assets	$5,341
Current liabilities	$1,209
Long-term liabilities	$53

The sports-event company’s results of operations are included in the accompanying financial statements since the acquisition date, January 31, 2013. The Company is in the process of completing its assessment of the fair value of net assets acquired from this acquisition. Therefore, the fair values presented are provisional pending completion of the final valuation of the net assets.

The Company is not including pro forma information for Steel Sports companies for the periods prior to their acquisition because they were not material to the Company’s results of operations and earnings per share. The following pro forma financial information presents the combined fiscal 2012 period results of the Company and its Steel Energy companies, as if all acquisitions had occurred at the beginning of the fiscal 2012 period. Such pro forma results are not necessarily indicative of what would have actually occurred had the acquisitions been in effect for the entire period. The pro forma fiscal 2012 period financial results are as follows:

Amount
(in thousands)

Net revenues	$30,148
Income from continuing operations, net of taxes	$2,987
Income (loss) from discontinued operations, net of taxes	$(2,348)
Net income attributable to Steel Excel Inc.	$1,219

There is no pro forma information for the fiscal 2013 period as all companies are already included in the condensed financial statements as presented.

4.    Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan, as amended and restated on August 20, 2008 and as further amended thereafter (the “2004 Equity Incentive Plan”) and the 2006 Director Plan, as amended.

As of March 31, 2013, the Company had an aggregate of 1.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 0.1 million shares were subject to outstanding options and other stock-based awards and 1.7 million shares were available for future grants of options and other stock-based awards. As of March 31, 2013, the Company had an aggregate of 0.5 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.1 million shares were subject to outstanding options and other stock-based awards and 0.4 million shares were available for future grants of options and other stock-based awards.

Stock Benefit Plan Activities

Stock Options: A summary of option activity under all of the Company’s equity incentive plans as of March 31, 2013 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)

Outstanding at December 31, 2012	65	$30.93
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at March 31, 2013	65	$30.93	7.51	$4,647.50

Options vested and expected to vest at March 31, 2013	65	$30.93	7.51	$4,647.50

Options exerxcisable at March 31, 2013	49	$31.81	7.05	$1,746.66

The aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock on the OTCQB Market and the exercise price of the underlying awards for the 1,354 shares subject to options that were in-the-money as of March 31, 2013. During both three-month periods ended March 31, 2013 and 2012, the aggregate intrinsic value of options exercisable under the Company’s equity incentive plans was immaterial. As of March 31, 2013, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was immaterial.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. As of March 31, 2013, there were 85,906 shares of service-based restricted stock awards and 16,532 shares of restricted stock units outstanding. The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. Certain non-employee directors received restricted stock shares that will vest immediately if the relationship between the Company and the non-employee director ceases for any reason. These non-vested shares are recognized and fully expensed as stock-based compensation expense at the date of grant.

A summary of activity for restricted stock units as of March 31, 2013 and changes during the three-month period then ended is as follows:.

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested restricted stock units at December 31, 2012	17	$0.01
Awarded	-	$-
Vested	(1)	$0.01
Forfeited	-	$-
Non-vested restricted stock units at March 31, 2013	16	$0.002

As of March 31, 2013, the total unamortized stock-based compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was immaterial.

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

Stock-based compensation expense included in the Condensed Statements of Operations for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Three-month Period Ended March 31,
	2013	2012
	(in thousands)
Stock-based compensation expense by caption
Selling, general and administrative	$620	$25
Effect on income (loss) from continuing operations	$620	$25

Stock-based compensation expense by award type:
Stock options	$25	$16
Restricted stock	595	9
Effect on income (loss) from continuing operations	$620	$25

The stock-based compensation expense in the above table does not reflect any significant tax expense, which is consistent with the Company’s treatment of income or loss from operations. For the three-month periods ended March 31, 2013 and 2012, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the three-month periods ended March 31, 2013 and 2012.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for all stock-based awards. No grants were made in the three-month periods ended March 31, 2013 and 2012, for stock options and other stock-based awards.

5.    Discontinued Operations

In July 2012, the Company reclassified one Steel Sports company to discontinued operations as it was not meeting forecasted projections and was shut down. There were no discontinued operations in the three-month period ended March 31, 2013. Revenues and the components of income related to this Steel Sports company for the three-month period ended March 31, 2012 are as follows:

Amount
(in thousands)

Revenues	$361

Loss from discontinued operations before income taxes	$(2,348)
Benefit from income taxes	-
Loss from discontinued operations, net of taxes	(2,348)

6.    Investments

Marketable Securities

The Company’s Investment Committee was directed by the Board to establish and implement an investment policy for the Company’s portfolio that meets the following general objectives: preserve principal; maximize total return given overall market conditions; meet internal liquidity requirements; and comply with applicable accounting, internal control and reporting requirements and standards. The Investment Committee is authorized, among other things, to invest its excess cash directly or allocate investments to outside managers for investment in equity or debt securities, provided that the Investment Committee may not invest more than $25 million in any single investment or with any single asset manager without the Board’s approval. The Company regularly reviews its investment portfolio to ensure adherence to the investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company’s portfolio of marketable securities at March 31, 2013 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$47,490	$-	$-	$47,490
Mutual funds	10,368	2,724	-	13,092
United States government securities	78,346	131	-	78,477
Corporate securities	30,387	2,829	(686)	32,530
Corporate obligations	54,373	1,029	(472)	54,930
Commercial paper	21,541	5	-	21,546
Total available-for-sale securities	242,505	6,718	(1,158)	248,065
Amounts classified as cash equivalents	(61,727)	-	-	(61,727)
Amounts classified as marketable securities	$180,778	$6,718	$(1,158)	$186,338

The Company’s portfolio of marketable securities at December 31, 2012 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Short-term deposits	$48,596	$-	$-	$48,596
Mutual funds	10,368	1,452	-	11,820
United States government securities	99,299	178	-	99,477
Corporate securities	20,842	1,255	(1,980)	20,117
Corporate obligations	48,708	283	(277)	48,714
Commercial paper	22,275	16	-	22,291
Total available-for-sale securities	250,088	3,184	(2,257)	251,015
Amounts classified as cash equivalents	(51,887)	-	-	(51,887)
Amounts classified as marketable securities	$198,201	$3,184	$(2,257)	$199,128

Sales of marketable securities resulted in gross realized gains of $1.3 million and $0.1 million for the three-month periods ended March 31, 2013 and 2012, respectively. Sales of marketable securities resulted in immaterial gross realized losses in both three-month periods ended March 31, 2013 and 2012.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of maturity for individual securities that were in an unrealized loss position at March 31, 2013:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

U.S. government securities	$1,408	$-	$-	$-	$1,408	$-
Corporate oligations	5,406	2	6,536	470	11,942	472
Total	$6,814	$2	$6,536	$470	$13,350	$472

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

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the three-month periods ended March 31, 2013 and 2012 were deemed to be temporary. The Company holds its marketable securities as available-for-sale and marks them to market through a corresponding adjustment to other comprehensive income (loss) in stockholders’ equity. Classification of marketable securities as a current asset is based on the intended holding period and realizability of the asset.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at March 31, 2013, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)

Mature in one year or less	$214,006	$219,000
Mature after one year through three years	7,998	8,415
Mature in more than three years	20,501	20,650
Total	$242,505	$248,065

Equity Investments

In January 2013, the Company acquired a 40% membership interest in a fitness equipment company for a cash price of $4.0 million. This investment is being accounted for as an associated company using the equity method as the Company owns less than 50% and does not have control of its operations.

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

Financial Assets Measured at Fair Value on a Recurring Basis

The Company utilized levels 1, 2 and 3 to value its financial assets on a recurring basis.  Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid.  Level 1 instruments also include securities of the United States government, government agencies, and state and municipalities, as these securities are backed by the federal or state governments and frequently traded in active markets with sufficient volume.

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

Level 3 instruments are supported by little or no market activity and requires a high level of judgment to determine fair value, which includes the Company’s two venture fund investments and an acquisition-related contingent consideration. The carrying amount of the contingent consideration is measured at fair value on a recurring basis using unobservable inputs in which little or no market activity exists. The Company periodically monitors its two venture capital funds and records these investments within “Other long-term assets” on the Condensed Balance Sheets based on quarterly statements the Company receives from each of the funds.  The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions used by the Company, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, with such reduction recorded in “Interest and other income, net,” in the Condensed Statements of Operations. At March 31, 2013, there were no significant transfers that occurred between any of the levels of the Company’s financial assets.

A summary of financial assets measured at fair value on a recurring basis at March 31, 2013 is as follows:

		Fair Value Measurements at Reporting Date Used
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash, including short-term deposits(1)	$60,581	$60,581	$-	$-
United States government securities(2)	78,476	78,476	-	-
Corporate securities(2)	32,537	32,531	-	6
Commercial paper(2)	21,546	-	21,546	-
Corporate obligations(2)	54,929	-	33,210	21,719
Non-controlling interests in certain funds(3)	1,021	-	-	1,021
	$249,090	$171,588	$54,756	$22,746

Liabilities
Acquisition-related contingent consideration(4)	$(475)	$-	$-	$(475)

(1)	At March 31, 2013, the Company recorded $47.5 million and $13.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”
(4)	Recorded within “Other long-term liabilities.”

A summary of financial assets measured at fair value on a recurring basis at December 31, 2012 is as follows:

		Fair Value Measurements at Reporting Date Used
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash, including short-term deposits(1)	$80,085	$80,085	$-	$-
United States government securities(2)	99,477	99,477	-	-
Corporate securities(2)	20,117	20,117	-	-
Commercial paper(2)	22,291	-	22,291	-
Corporate obligations(2)	48,714	-	46,931	1,783
Non-controlling interests in certain funds(3)	1,021	-	-	1,021
	$271,705	$199,679	$69,222	$2,804

Liabilities
Acquisition-related contingent consideration(4)	$(475)	$-	$-	$(475)

(1)	At December 31 2012, the Company recorded $68.2 million and $11.9 million within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	Recorded within “Marketable securities.”
(3)	Recorded within “Other long-term assets.”
(4)	Recorded within “Other long-term liabilities.”

The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities for the three-month period ended March 31, 2013:

	Assets	Liabilities
	(in thousands)

Balance, December 31, 2012	$2,804	$(475)
Purchases/distributions	19,900	-
Change in fair value	42	-
Balance, March 31, 2013	$22,746	$(475)

The increase in Corporate Obligations during the three-month period ended March 31, 2013 was the result of a debtor-in-possession loan. In November 2012, the Company purchased $11.9 million face amount of 3.75% Unsecured Convertible Subordinated Debentures Due 2026 in School Specialty Inc., a market leader in school supplies and educational materials (“School Specialties”), at a total cost of $6.0 million. On January 28, 2013, School Specialties filed a Chapter 11 bankruptcy petition. On February 26, 2013, the Company committed to participate, with a share in the amount of approximately $22.0 million, in a $155.0 million debtor-in-possession loan to School Specialties. The Company believes the loan, in conjunction with other sources of financing, will enable School Specialties to successfully execute a plan of reorganization or other alternative transaction. While there is no active trading of this investment, it will be marked to fair value based on quoted interest rates and other observable inputs. Based on the limited period such investment was outstanding, cost was deemed to be reasonable approximation of fair value at March 31, 2013.

The Company’s other financial instruments include accounts payable and accrued and other liabilities. Carrying values of these financial liabilities approximate their fair values due to the relatively short maturity of these items. The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at March 31, 2013 and December 31, 2012 was approximately $0.3 million on both dates. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company believes the cost basis for the 3/4% Notes of approximately $0.3 million at March 31, 2013 to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value. The Company may seek to make open market repurchases of the remaining balance of its 3/4% Notes within the next twelve months.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company had no non-financial assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012.

8.    Long-Lived Assets

The Company regularly performs reviews of its long-lived assets to determine if facts or circumstances are present, either internal or external, that would indicate that the carrying values of its long-lived assets may not be recoverable. For more details, refer to the Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Property and Equipment, Net

The components of property and equipment, net, as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Rigs and other equipment	$70,617	$68,404
Buildings and improvements	13,183	12,019
Land	1,068	1,068
Vehicles	1,744	1,639
Furniture and fixtures	289	289
Assets in progress	1,345	2,342
	88,246	85,761
Accumulated depreciation	(10,573)	(7,993)
Property and equipment, net	$77,673	$77,768

Depreciation expense for the three-month period ended March 31, 2013 aggregated $2.6 million, with $2.5 million in “Cost of revenues” and $0.1 million in “Selling, general and administrative” expenses in the Condensed Statement of Operations. Depreciation expense for the three-month period ended March 31, 2012 aggregated $1.0 million, with $0.9 million in “Cost of revenues” and $0.1 million in “Selling, general and administrative” expenses in the Condensed Statement of Operations.

During the three-month period ended March 31, 2012, the Company wrote down $0.1 million of property and equipment from a Steel Sports company to zero-value, as it was not meeting forecasted projections, with no expectation to perform as represented when acquired. This write-down is included in “Loss from discontinued operations, net of taxes” in the Condensed Statement of Operations.

Intangible Assets, Net

The components of intangible assets, net, as of March 31, 2013 were as follows:

	March 31, 2013
	Cost	Accumulated Amortization	Net	Amortization Method	Estimated Useful Life (years)
	(in thousands)
Steel Sports:
Customer relationships	$235	$(78)	157	Straight-line	5

Steel Energy:
Customer relationships	43,100	(8,372)	34,728	Accelerated	10
Trade names	4,100	(1,499)	2,601	Accelerated	5
	47,200	(9,871)	37,329
	$47,435	$(9,949)	$37,486

Amortization expense for the three-month period ended March 31, 2013 and 2012 aggregated $2.4 million and $0.8 million, respectively, which was included in “Selling, general and administrative” expenses in the Condensed Statements of Operations.

The components of intangible assets, net, as of December 31, 2012 were as follows:

	December 31, 2012
	Cost	Accumulated Amortization	Net	Amortization Method	Estimated Useful Life (years)
	(in thousands)
Steel Sports:
Customer relationships	$235	$(67)	168	Straight-line	5

Steel Energy:
Customer relationships	43,100	(6,356)	36,744	Accelerated	10
Trade names	4,100	(1,125)	2,975	Accelerated	5
	47,200	(7,481)	39,719
	$47,435	$(7,548)	$39,887

Estimated aggregate future amortization expenses for the next five years for the intangible assets by reporting segment are as follows:

	Steel Sports	Steel Energy	Total
	(in thousands)
For the year ended December 31:
2013 (remaining nine months)	$35	$6,145	$6,180
2014	47	6,565	6,612
2015	47	5,234	5,281
2016	28	4,245	4,273
2017	-	3,158	3,158
Thereafter	-	11,982	11,982
	$157	$37,329	$37,486

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for the three-month period ended March 31, 2013 follows:

Amount
(in thousands)

Balance, December 31, 2012	$53,093
Goodwill acquired in the acquisition of Sports-event Company	5,164
Balance, March 31, 2013	$58,257

The components of goodwill at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Goodwill	$60,245	$55,081
Accumulated impairment	(1,988)	(1,988)
Net goodwill	$58,257	$53,093

Goodwill at March 31, 2013 includes VIE goodwill of $5.2 million. There was no VIE goodwill at December 31, 2012. During the three-month period ended March 31, 2012, the Company wrote off the goodwill of a Steel Sports company that was not meeting forecasted projections, which is included in “Loss from discontinued operations, net of taxes” in the Condensed Statement of Operations.

9.     Liabilities

The Company’s “Accrued and other liabilities” as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Tax-related	$1,237	$1,197
Accrued compensation and related taxes	3,003	3,424
Deferred revenue	2,196	299
Insurance	2,225	-
Professional services	431	282
Accrued fuel and rig-related charges	204	162
Other	815	739
	$10,111	$6,103

The Company’s “Other long-term liabilities” as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Tax-related	$7,340	$7,340
Phantom stock liability	2,072	1,798
Deferred compensation	288	234
Other	53	-
	$9,753	$9,372

The tax-related long-term liabilities relate primarily to FASB Interpretation No. 48 uncertainties primarily associated with our foreign subsidiaries. Through one of its Steel Energy acquisitions, the Company has a phantom stock plan agreement (the “Phantom Plan”), in which the board of directors is authorized to grant phantom shares to employees and consultants. The value of the phantom shares outstanding was fixed as a result of the acquisition. If employees or consultants terminate from the Company other than by death or disability, their unvested shares are returned to the Phantom Plan. Phantom stockholders are entitled to receive a cash payment for their vested shares on February 1, 2016, unless there is a change of control or employee death. The Company is accounting for the unvested portion of the Phantom Plan as post-combination compensation expense by accreting a liability over the vesting period.

A Steel Energy company has a credit agreement with Wells Fargo Bank, National Association, that included a term loan of $20.0 million and a revolving line of credit for up to $5.0 million. The loans are secured by the assets of the Steel Energy company and bear interest, at the option of the Company, at LIBOR plus 3.5% or the greater of (a) the bank’s prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5% for base rate loans. Both interest rate options are subject to leverage ratio adjustments. There was an original $20.0 million borrowed on the term loan in July 2011, which was paid in full as of March 31, 2013. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015 with a balloon payment. There is no balance due on the revolving loan as of March 31, 2013. Under the agreement, the Steel Energy company is subject to certain financial covenants, with which it was in compliance as of March 31, 2013.

10.    Accumulated Other Comprehensive Income

Changes, net of tax, in Accumulated other comprehensive income are as follows:

	Unrealized Gain on Securities	Cumulative Translation Adjustment	Total
	(in thousands)

Balance at December 31, 2012	$927	$19	$946

Other comprehensive income (loss) before reclassifications	5,854	(59)	5,795
Amounts reclassified to realized gain	(1,216)	-	(1,216)
Amounts reclassified to benefit from income taxes	(1,767)	-	(1,767)

Net current period other comprehensive income (loss)	2,871	(59)	2,812

Balance at March 31, 2013	$3,798	$(40)	$3,758

11.    Commitments and Contingencies

Contractual Obligations

There were no material changes in the Company’s contractual obligations as of March 31, 2013 as compared to those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Legal Proceedings

From time to time, we may be a party in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business. In the opinion of management, such legal actions are not expected to have a material adverse effect on our financial condition or results of operations.

12.     Interest and Other Income (Expense), Net

Interest and other income (expense), net included in the Condensed Statements of Operations for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Three-month Period Ended March 31,
	2013	2012
	(in thousands)

Interest income, net	$1,829	$312
Realized currency translation gain	15	49
Loss on disposal of long-lived assets	(23)	-
Write-of of loan to Steel Sports company	-	(500)
Other	(147)	(81)
	$1,674	$(220)

The Company wrote off its loan to one of its Steel Sports companies during the three-month period ended March 31, 2012 because the Steel Sports company was not meeting forecasted projections, and the Company did not anticipate repayment of the loan.

13.     Income Taxes

ASC topic -740-270, Interim Reporting - Income tax, requires companies to make the best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis.  The Company recorded a benefit from income taxes of $1.6 million for the three-month period ended March 31, 2013.  This is primarily the result of a tax benefit offset to income tax expense on other comprehensive income related to a mark-to-market adjustment to the value of available-for-sale securities.

For the three-month period ended March 31, 2012, the Company recorded a tax provision of $0.1 million resulting from two discrete tax expenses of which one relates to the amortization of indefinite lived intangible assets, and the other is related to mark-to-market adjustments to the value of available-for-sale securities.

ASC topic 740 requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Based on its history of operating losses, the Company has offset its net deferred tax assets by a full valuation allowance for federal and selected state purposes. When realized (or earlier, if justified by the Company’s earning history), the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period.

The Company continues to monitor the status of its net operating losses (“NOLs”), which may be used to offset future taxable income. If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income. For details regarding the Company’s NOL carryforwards prior to the three-month period ended March 31, 2013, please refer to Note 15 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of March 31, 2013, fiscal years 2005 onward remained open to examination by the U.S. taxing authorities and fiscal years 2000 onward remained open to examination in various foreign jurisdictions.  U.S. tax attributes generated in fiscal years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized.

As of March 31, 2013, the Company’s total gross unrecognized tax benefits were $26.4 million of which $7.4 million, if recognized, would affect the effective tax rate. There have been no material changes to our total gross unrecognized benefits from December 31, 2012. The Company has no interest or penalties related to its unrecognized tax benefits.

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

Segment information for the three-month periods ended March 31, 2013 and 2012 are as follows:

	Three-month Period Ended March 31,
	2013	2012
	(in thousands)

Revenues:
Steel Sports	$312	$156
Steel Energy	26,039	14,290
	$26,351	$14,446

Operating income (loss):
Steel Sports	$(1,292)	$(783)
Steel Energy	3,227	3,316
Corporate	(2,268)	(2,295)
	$(333)	$238

Depreciation and amortization expense:
Steel Sports	$146	$126
Steel Energy	4,854	1,692
	$5,000	$1,818

Segment information as of March 31, 2012 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Total assets:
Steel Sports	$18,193	$7,613
Steel Energy	189,468	199,889
Corporate	256,602	258,993
	$464,263	$466,495

Accounts receivable:
Steel Sports	$419	$158
Steel Energy	14,771	17,099
	$15,190	$17,257

Goodwill:
Steel Sports	$5,318	$154
Steel Energy	52,939	52,939
	$58,257	$53,093

Property and equipment, net:
Steel Sports	$6,996	$6,005
Steel Energy	70,677	71,763
	$77,673	$77,768

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

A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share attributable to Steel Excel computations was as follows for the three-month periods ended March 31, 2013 and 2012:

	Three-month Period Ended March 31,
	2013	2012
	(in thousands, except per share data)

Numerators:
Net income (loss) from continuing operations	$2,974	$(120)

Loss from discontinued operations, net of taxes	$-	$(2,348)

Net income (loss) attributable to Steel Excel Inc.	$3,310	$(1,888)

Denominators:
Basic weighted average common shares outstanding	12,886	10,891
Effect of dilutive securities:
Stock-based awards	23	-
Diluted weighted average common shares outstanding	12,909	10,891

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.23	$(0.01)
Loss from discontinued operations, net of taxes	$-	$(0.22)
Net income (loss) attributable to Steel Excel Inc.	$0.26	$(0.17)

Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.23	$(0.01)
Loss from discontinued operations, net of taxes	$-	$(0.22)
Net income (loss) attributable to Steel Excel Inc.	$0.26	$(0.17)

Diluted net loss per share for the three-month period ended March 31, 2012 was based only on the weighted-average number of shares outstanding during that period, as inclusion of any common stock equivalents would have been antidilutive. Certain potential common shares were excluded from the diluted computation for the three-month periods ended March 31, 2013 and 2012 because their inclusion would have been antidilutive. The potential common shares excluded for the three-month periods March 31, 2013 and 2012 were as follows:

	Three-month Period Ended March 31,
	2013	2012
	(in thousands)

Outstanding stock options	62	87
Outstanding restricted stock	-	17
3/4% Convertible senior subordinated notes	3	3
	65	107

16.     Related Party Transactions

Steel Partners beneficially owned approximately 51.5% of the Company’s outstanding common stock as of March 31, 2013. Jack L. Howard, John J. Quicke, and Warren G. Lichtenstein are directors of the Company and each such person is deemed to be an affiliate of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended. Each of the three directors is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy. In addition, Mr. Quicke currently serves as the CEO of Steel Energy and Mr. Howard is Vice Chairman of the Company.

Effective October 1, 2011, the Company contracted with SP Corporate Services LLC (“SP Corporate”), a Steel Partners affiliate, to provide financial management and administrative services, including the services of a CFO. Under the terms of the services agreement, SP Corporate was receiving $35,000 monthly for the provision of such services. Effective August 1, 2012, the agreement was amended and restated whereby SP Corporate provides expanded services including the positions of a principal executive officer and CFO, responsible for financing, regulatory reporting, and other administrative and operational functions. SP Corporate receives $300,000 per month for these expanded services. This services agreement was approved by a committee of the Company’s independent directors. In addition, the Company reimburses SP Corporate and other Steel Partners affiliates, for certain expenses incurred on the Company’s behalf. During the three-month periods ended March 31, 2013 and 2012, the Company expensed $1.0 million and $0.1 million, respectively, to SP Corporate. As of March 31, 2013, the Company owed SP Corporate $0.3 million.

The Company holds $15.1 million of short-term deposits at WebBank, an affiliate of Steel Partners, and recorded interest income of $24,690 for the three-month period ended March 31, 2013. There was no interest income from WebBank during the three-month period ended March 31, 2012.

17.    Supplemental Disclosures for Cash Flows

The following table summarizes supplemental disclosures for cash flows of the three-month periods ended March 31, 2013 and 2012:

	Three-month Period Ended March 31,
	2013	2012
	(in thousands)

Interest paid	$192	$-
Income taxes paid	$130	$-

Non-cash investing and financing activities:
Unrealized gains on available-for-sale securities	$2,871	$307

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, ( the “Exchange Act”). Forward-looking statements are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy our capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investment opportunities; the inability to realize the benefits of our net operating losses; the ability to consolidate and manage our newly acquired businesses; fluctuations in demand for our services; the hazardous nature of operations in the oilfield services industry, which could result in personal injury, property damage or damage to the environment; environmental and other health and safety laws and regulations, including those relating to climate change and general economic conditions. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this report.

The Company is reporting its quarterly financial information using a calendar convention; that is, the first, second and third quarters will consistently be reported as ending on March 31, June 30 and September 30, respectively. It has been the practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires closing the books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, appropriate disclosures are provided. The actual closing dates for the three months ended March 31, 2013 and 2012 were March 30, 2013 and March 31, 2012, respectively.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Basis of Presentation

In July 2012, we reclassified a Steel Sports company to discontinued operations. Accordingly, we reclassified the condensed financial statements and related disclosures for all periods, except for the historical Condensed Balance Sheets, to reflect these businesses as discontinued operations. These reclassifications had no impact on net income (loss), total assets or total stockholders’ equity. Unless otherwise indicated, the following discussions pertain only to our continuing operations.

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

Steel Sports:  Focuses on sports and health-related businesses. Services include marketing and providing baseball facility services, including training camps, summer camps, leagues and tournaments, concession and catering events and other events and related websites. In addition, we provide strength and conditioning products and services and obstacle course race events.

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

Results of Operations

Net Revenues and Gross Margin

The table below outlines net revenues and gross margin by reportable segment for the three-month periods ended March 31, 2013 and 2012.

	Three-month Period Ended March 31,
	2013	2012
	(in thousands)

Steel Sports net revenues	$312	$156
Steel Energy net revenues	26,039	14,290
Consolidated net revenues	$26,351	$14,446

Steel Sports gross margin	170	123
Steel Energy gross margin	7,490	5,564
Consolidated gross margin	$7,660	$5,687
As a % of revenues	29%	39%

Consolidated net revenues increased $11.9 million from $14.4 million in the three-month period ended March 31, 2012 to $26.3 million in the fiscal 2013 period and gross margins increased $2.0 million from $5.7 million in the three-month period ended March 31, 2012 to $7.7 million in the fiscal 2013 period as a result of Steel Energy acquisitions in February and May of 2012. Unaudited pro forma Steel Energy net revenues and consolidated net revenues were $30.0 million and $30.1 million, respectively, for the three-month period ended March 31, 2012. When comparing the pro forma net revenues from the three-month period ended March 31, 2012 to the actual net revenues for the same period of fiscal 2013, Steel Energy net revenues have decreased approximately $4.0 million. This is the result of our snubbing services company losing two major customers in the fiscal 2013 period. Our gross margin as a percentage of net revenues has also decreased as we have fixed costs that do not decrease in correlation with the net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $1.0 million from $4.6 million in the fiscal 2012 period to $5.6 million in the fiscal 2013 period, primarily as a result of operating expenses from acquisitions made during and after the fiscal 2012 period. Corporate general and administrative expenses remained consistent at $2.3 million for the three-month periods of 2013 and 2012. Our selling, general and administrative expenses are generally comprised of labor, consulting, repairs and maintenance and insurance costs, and are expected to remain consistent except for newly acquired operations.

Amortization of Intangibles

Amortization of intangibles increased from $0.8 million in the three-month period ended March 31, 2012 to $2.4 million in the fiscal 2013 period. This increase is the result of acquisitions made during the remainder of fiscal 2012 that included intangible assets.

Interest and Other Income (Expense), Net

For the three-month period ended March 31, 2013, we have net interest and other income of $1.7 million compared to net interest and other expense of ($0.2) million for the same period of fiscal 2012. Interest income was $2.0 million in the fiscal 2013 period compared to $0.3 million in fiscal 2012 period as a result of realized gains on marketable securities. The three-month period ended March 31, 2012 also included a write-off of a $0.5 million loan to the discontinued Steel Sports company.

Income Taxes

ASC topic -740-270, Interim Reporting - Income tax, requires companies to make the best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis.  The Company recorded a benefit from income taxes of $1.6 million for the three-month period ended March 31, 2013.  This is primarily the result of a tax benefit offset to income tax expense on other comprehensive income related to a mark-to-market adjustment to the value of available-for-sale securities.

For the three-month period ended March 31, 2012, the Company recorded a tax provision of $0.1 million resulting from two discrete tax expenses of which one relates to the amortization of indefinite lived intangible assets, and the other is related to mark-to-market adjustments to the value of available-for-sale securities.

Income (Loss) From Discontinued Operations, Net of Taxes

The loss from discontinued operations, net of taxes, for the three-month period ended March 31, 2012 relates to a Steel Sports company, which was originally acquired in August 2011.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:  Our principal source of liquidity is cash, cash equivalents, and marketable securities on hand.  We focus on managing the critical components of working capital, which include payables and short-term debt. Our working capital at March 31, 2013 and December 31, 2012 was $269.5 million and $276.5 million, respectively. Our working capital has decreased as we paid down $13.0 million of long-term debt, of which $4.0 million was a current liability, and made an acquisition and equity investment in an associated company aggregating $5.0 million during the three-month period ended March 31, 2013.

Operating Activities: Net cash provided by operating activities was $8.4 million in the three-month period ended March 31, 2013, compared to net cash used of $3.5 million in the same period of fiscal 2012. This increase is primarily the result of our Steel Energy acquisitions made during and after the three-month period ended March 31, 2012, which are profitable and producing cash through its operations.

Investing Activities: Net cash provided by investing activities decreased to $10.7 million for the three-month period ended March 31, 2013, compared to $40.5 million for the same period of fiscal 2012. Purchases of marketable securities used cash of $47.2 million and $198.6 million for the fiscal 2013 and 2012 periods, respectively. Sales of marketable securities provided cash of $8.3 million and $261.3 million for the fiscal 2013 and 2012 periods, respectively. However, these were partially offset by the $4.0 million equity investment in an associated company in the fiscal 2013 period and by a Steel Energy acquisition for $48.1 million in the fiscal 2012 period.

Financing Activities:  The three-month periods ended March 31, 2012 had no financing activities. For the three-month period ended March 31, 2013, we used $15.2 million of cash. We repurchased $2.1 million of our common shares on the open market and made $13.1 million of repayments of capital lease obligations and long-term debt.

Liquidity Requirements

At March 31, 2013, we had $261.8 million in cash, cash equivalents and marketable securities, of which approximately $1.7 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate debt and equity instruments, United States government securities, and government agencies, and were recorded on our Condensed Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in shareholders’ equity. At March 31, 2013, we also had $15.2 million of accounts receivable that we anticipate collecting in full.

In the three-month periods ended March 31, 2013 and 2012, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

We anticipate making additional acquisitions of businesses, and we may be required to use a significant portion of our available cash balances for such acquisitions or for working capital needs thereafter.

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At both March 31, 2013 and December 31, 2012, the carrying value of such investments aggregated $1.0 million, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use, due to lack of observable inputs, may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these investments in the future.

As of March 31, 2013, we have $1.3 million of capital lease obligations that will be due and payable within the next three years. These obligations were assumed through acquisitions within both reporting segments.

We believe that our cash balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of multiple acquisitions in fiscal 2013, 2012 and 2011 and the anticipation of additional acquisitions in the future, prevailing economic conditions and/or financial, business and other factors beyond our control could adversely affect our estimates of our future cash requirements. As such, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, we may not be able to obtain adequate or favorable equity financing, if needed, due in part to our shares of common stock currently trading on the OTCQB Market. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

Commitments and Contingencies

Contractual Obligations

There were no material changes in the Company’s contractual obligations as of March 31, 2013 as compared to those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Legal Proceedings

From time to time, we may be a party in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business. In the opinion of management, such legal actions are not expected to have a material adverse effect on our financial condition or results of operations.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. We adopted this guidance effective January 1, 2013. The adoption of this standard did not have a significant impact on our condensed financial statements.

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

There were no other recent accounting pronouncements that were applicable or considered material to us. For a complete discussion of the impact of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Critical Accounting Policies

Our critical accounting policies have not changed from those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Vice Chairman and our Chief Financial Officer, or CFO, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form10-Q. Based upon that evaluation, our Vice Chairman and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms and (ii) is accumulated and communicated to our management, including our Vice Chairman and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2013, which was the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of our common stock. In March 2013, our Board of Directors authorized an increase of this program to 0.4 million shares. During the three-month period ended March 31, 2013, we repurchased approximately 0.1 million shares of our common stock pursuant to the program at an average price of $25.92 for an aggregate repurchase price of $2.1 million, excluding brokerage commissions. The program has no specific expiration date. The following table summarizes repurchases made during the three-month period ended March 31, 2013.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month of January 2013	12,000	$24.95	-	76,177

Month of February 2013	4,400	$24.50	-	71,777

Month of March 2013	64,538	$26.16	-	207,239

Total	80,938	$25.92	-

Item 6. Exhibits

31.1*	Certification of the Principal Executive Officer, Jack L. Howard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, Mark. A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer, Jack L. Howard, and the Principal Financial Officer, Mark A. Zorko, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Steel Excel Inc.

By:	/s/Jack L. Howard	Date: May 7, 2013
Jack L. Howard Vice Chairman (principal executive officer)

By:	/s/Mark A. Zorko
	Mark A. Zorko Chief Financial Officer (principal financial officer)	Date: May 7, 2013