Form 10-Q
period 2013-06-30
Steel Excel Inc.
filed 2013-08-07
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-15071
 _____________________

Steel Excel Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2748530 (I.R.S. Employer Identification No.)

1133 WESTCHESTER AVENUE, SUITE N222 WHITE PLAINS, NEW YORK (Address of principal executive offices)	10604 (Zip Code)

Registrant's telephone number, including area code (914) 461-1300
 _____________________

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

As of August 6, 2013, there were 12,600,347 shares of Steel Excel’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per-share data)
Net revenues	$29,375	$24,450	$55,726	$38,896

Cost of revenues	20,112	14,969	38,803	23,728

Gross profit	9,263	9,481	16,923	15,168

Operating expenses:
Selling, general and administrative expenses	6,582	5,121	12,175	9,756
Amortization of intangibles	2,231	1,579	4,631	2,393
Total operating expenses	8,813	6,700	16,806	12,149

Operating income	450	2,781	117	3,019

Interest income, net	1,256	259	1,869	491
Other expense, net	(1,200)	(22)	(139)	(473)

Income from continuing operations before income taxes	506	3,018	1,847	3,037

Benefit from income taxes	380	14,412	2,013	14,273

Net income from continuing operations	886	17,430	3,860	17,310

Loss from discontinued operations, net of taxes	—	(121)	—	(2,470)

Net income	886	17,309	3,860	14,840

Net loss attributable to non-controlling interests in consolidated entities
Continuing operations	185	—	521	—
Discontinued operations	—	—	—	580

Net income attributable to Steel Excel Inc.	$1,071	$17,309	$4,381	$15,420

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.08	$1.50	$0.34	$1.54
Loss from discontinued operations, net of taxes	$—	$(0.01)	$—	$(0.17)
Net income	$0.08	$1.49	$0.34	$1.37

Diluted income (loss) per share attributable to Steel Excel inc.:
Net income from continuing operations	$0.08	$1.50	$0.34	$1.54
Loss from discontinued operations, net of taxes	$—	$(0.01)	$—	$(0.17)
Net income	$0.08	$1.49	$0.34	$1.37

Shares used in computing income (loss) per share:
Basic	12,718	11,588	12,796	11,240
Diluted	12,734	11,605	12,812	11,257

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$886	$17,309	$3,860	$14,840
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment, net of taxes	23	(27)	(36)	(22)
Net unrealized gain on marketable securities, net of taxes	643	75	3,514	858

Comprehensive income	1,552	17,357	7,338	15,676
Comprehensive loss attributable to non-controlling interest	185	—	521	580

Comprehensive income attributable to Steel Excel Inc.	$1,737	$17,357	$7,859	$16,256

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$98,142	$71,556
Marketable securities	160,518	199,128
Accounts receivable, net of allowance for doubtful accounts of $0	15,750	17,257
Deferred income taxes	188	188
Prepaid expenses and other current assets	6,456	3,482
Total current assets	281,054	291,611
Property and equipment, net	76,671	77,768
Goodwill	59,168	53,093
Intangible assets, net	35,256	39,887
Investment in associated company	3,920	—
Deferred income taxes	1,696	1,696
Other long-term assets	2,305	2,440
Total assets	$460,070	$466,495

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$2,522	$4,282
Accrued expenses and other liabilities	10,924	6,103
Current portion of long-term debt	—	4,000
Current portion of capital lease obligations	413	413
3/4% convertible senior subordinated notes due 2023	346	346
Total current liabilities	14,205	15,144
Capital lease obligations, net of current portion	771	984
Long-term debt, net of current portion	—	9,000
Deferred income taxes	46	33
Other long-term liabilities	10,023	9,372
Total liabilities	25,045	34,533

Commitments and contingencies

Stockholders' equity:
Common stock	13	13
Additional paid-in capital	274,463	272,787
Accumulated other comprehensive income	4,424	946
Retained earnings	204,153	199,772
Treasury stock, at cost (2013 - 1,785 shares; 2012 - 1,347 shares)	(50,464)	(41,617)
Total Steel Excel Inc. stockholders' equity	432,589	431,901
Non-controlling interest	2,436	61
Total stockholders' equity	435,025	431,962

Total liabilities and stockholders' equity	$460,070	$466,495

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash Flows From Operating Activities:
Net income	$3,860	$14,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairments included in discontinued operations	—	1,988
Stock-based compensation expense	1,677	436
Depreciation and amortization	9,856	5,127
Adjustment of deferred income taxes	(2,159)	(14,804)
Other	230	836
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,144	(12,861)
Prepaid expenses and other assets	(2,025)	(764)
Accounts payable	(1,990)	933
Accrued expenses and other liabilities	1,914	(1,107)
Net cash used in operating activities of discontinued operations	—	(257)
Net cash provided by (used in) operating activities	13,507	(5,633)

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	(1,100)	(52,492)
Purchases of property and equipment	(3,951)	(4,078)
Investment in associated company	(4,000)	—
Purchases of marketable securities	(123,015)	(392,898)
Sales of marketable securities	45,065	490,932
Maturities of marketable securities	122,115	27,500
Net cash provided by investing activities of discontinued operations	—	80
Net cash provided by investing activities	35,114	69,044

Cash Flows From Financing Activities:
Repurchases of common stock	(8,848)	—
Repayments of capital lease obligations	(213)	(32)
Repayments of long-term debt	(13,000)	(1,000)
Net cash used in financing activities	(22,061)	(1,032)

Net increase in cash and cash equivalents	26,560	62,379
Effect of foreign currency translation on cash and cash equivalents	26	3
Cash and cash equivalents at beginning of period	71,556	8,487

Cash and cash equivalents at end of period	$98,142	$70,869
See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description and Basis of Presentation

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. Through its wholly-owned subsidiary Steel Energy Ltd. ("Steel Energy"), the Company's Energy segment focuses on providing services to oil and gas companies, utilizing technological advances in supporting horizontal drilling and hydraulic fracturing. Through its wholly-owned subsidiary Steel Sports Inc., the Company's Sports segment focuses on providing event-based sports and entertainment services and other health-related services, including baseball facility services, baseball and soccer camps and leagues, and strength and conditioning services. The Company also continues to identify other new business acquisition opportunities.

The accompanying unaudited consolidated financial statements (the “Financial Statements”) of Steel Excel and its subsidiaries, which have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The Company believes that all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation have been included in the Financial Statements. The operating results of any period are not necessarily indicative of the results for the entire year or any future period.

Commencing with the quarterly period ended June 30, 2013, the Company's quarter-end dates coincide with the calendar quarter-end dates. Prior to that time, the Company's quarter-end dates were based on fiscal quarters ending on the thirteenth Saturday of such fiscal quarter. The Company's quarter-end date was June 30 for both the 2013 and 2012 periods.

The results of operations for the three- and six-month periods ended June 30, 2012, include a non-cash benefit for income taxes of $15.1 million as a result of a measurement period adjustment related to an acquisition (see Note 3). Certain other prior-period amounts in the Financial Statements have been reclassified to conform to the 2013 presentation, including the reclassifications necessary to reflect the financial position, results of operations, and cash flows of a disposed business separately from continuing operations (see Note 5).

2.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This pronouncement was effective for reporting periods beginning after December 15, 2012. The Company adopted this pronouncement effective as of January 1, 2013. The adoption of ASU No. 2013-02 did not have a material effect on the Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of this pronouncement is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013, and for interim reporting periods within those years, with early adoption permitted. The Company does not expect the adoption of ASU No. 2013-05 to have a material effect on the Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This pronouncement is effective for fiscal years beginning after December 15, 2013, and for interim reporting periods within those years. The Company does not expect the adoption of ASU No. 2013-11 to have a material effect on the Financial Statements.

3.	Acquisitions

On January 31, 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC ("Ruckus"), an obstacle course and mass-participation events company, with an option to acquire an additional 40% membership interest in the next two years. Pursuant to an operating agreement, the Company appointed two directors on a three-member board of directors and therefore has the ability to control the operations of Ruckus. The Company has determined that Ruckus is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. Accordingly, the Company accounted for its acquisition of its 20% membership interest as a business combination and consolidates Ruckus. The fair value of the non-controlling interest at the acquisition date was based on the amount paid by the Company for a 20% membership interest and a control premium equal to 50% of the total consideration based on a study of business combinations.

In May 2013, the Company acquired an additional 10% membership interest in Ruckus, increasing the Company's ownership interest to 30% as of June 30, 2013. In July 2013, the Company acquired an additional 15% membership interest in Ruckus. Such additional investments were recorded as equity transactions since Ruckus was a consolidated VIE at the time of the investments.

On June 19, 2013, the Company acquired 80% of the outstanding common stock of UK Elite Soccer, Inc. ("UK Elite"), a provider of youth soccer programs and camps. The Company accounted for the acquisition of UK Elite as a business combination. The fair value of the non-controlling interest at the acquisition date was based on the amount paid by the Company for 80% of the common stock.

The Company acquired Ruckus and UK Elite, both of which are included in the Company's Sports segment, in exchange for aggregate cash payments of $3.1 million and the contribution of a loan of $0.1 million made in December 2012. The estimated fair value of the assets and liabilities acquired in connection with the Ruckus and UK Elite transactions, determined as of the respective acquisition dates, was as follows:

Amount
(in thousands)
Cash	$1,991
Accounts receivable	637
Marketable securities	189
Prepaid expenses and other current assets	759
Property and equipment	69
Other assets	55
Accounts payable	(96)
Accrued liabilities and other current liabilities	(3,481)
Long-term liabilities	(53)
Total identifiable net assets acquired	70

Non-controlling interest	(2,895)
Goodwill	6,075

Net assets acquired	$3,250

There were no identifiable intangible assets recognized separately from goodwill in connection with the acquisition of Ruckus. The fair values recognized in connection with the UK Elite transaction are provisional pending the Company's continued evaluation, including assessing any identifiable intangible assets, the value of which are included in goodwill as of June 30, 2013. The goodwill recognized in connection with the Ruckus and UK Elite transactions arises from the growth potential the Company sees for the investment, along with expected synergies within the Company’s Sports segment, and is expected to be fully deductible for tax purposes.

The results of operations of Ruckus and UK Elite have been included in the Company's results of operations since their respective acquisition dates. Revenues from Ruckus and UK Elite totaled $0.9 million for both the three months and six months ended June 30, 2013; operating losses from Ruckus and UK Elite were $0.5 million and $0.8 million for the three months and six months ended June 30, 2013, respectively.

The carrying amounts and classifications of assets and liabilities of Ruckus and UK Elite included in the Company’s Financial Statements as of June 30, 2013, are as follows:

Amount
(in thousands)
Current assets	$2,858
Long-term assets	$6,323
Current liabilities	$3,241
Long-term liabilities	$53

On February 9, 2012, and May 31, 2012, the Company acquired Eagle Well Services, Inc. ("Eagle Well") and Sun Well Service, Inc. ("Sun Well"), respectively, both of which are included in the Company's Energy segment. The following pro forma financial information combines the results of operations of the Company, Sun Well, and Eagle Well as if the acquisitions had occurred on January 1, 2012. Pro forma financial information for the 2013 periods is not presented and the 2012 periods do not include any amounts for Ruckus or UK Elite since they were not material to the Company's results of operations. The pro forma financial information is not necessarily indicative of what would have actually occurred had the acquisitions been consummated at the beginning of 2012 or results that may occur in the future.

	Three Months Ended	Six Months Ended
	June 30, 2012
	(in thousands)
Net revenues	$36,901	$62,408
Income from continuing operations, net of taxes	$17,429	$18,021
Income (loss) from discontinued operations, net of taxes	$(121)	$(2,470)
Net income attributable to Steel Excel Inc.	$18,472	$17,767

In December 2012, the Company identified a measurement period adjustment related to the acquisition of Sun Well for a deferred tax liability of $15.1 million associated with the identifiable intangible assets acquired. Such amount was recorded as if the measurement period adjustment was recognized at the acquisition date. As a result of the deferred tax liability recognized, the Company reversed a portion of its valuation allowance for deferred tax assets and recognized a non-cash benefit for income taxes of $15.1 million in the three months and six months ended June 30, 2013.

4.    Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors, and consultants under two equity incentive plans, the 2004 Equity Incentive Plan, as amended (the “2004 Plan”), and the 2006 Director Plan, as amended (the "2006 Plan, and collectively the "Equity Plans"). Stock-based compensation expense by type of award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the three- and six-month periods ended June 30, 2013 and 2012, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	$26	$26	$51	$42
Restricted stock	1,031	385	1,626	394
Total stock-based compensation	$1,057	$411	$1,677	$436

During the six months ended June 30, 2013, the Company granted 15,000 restricted stock units and 17,320 shares of restricted stock to its employees and non-employee directors. The Company did not grant any stock options during the first six months of 2013.

5.	Discontinued Operations

In July 2012, the Company shut down The Show, a Sports segment operation that was not meeting expectations. The results of operations related to The Show for the three- and six-month periods ended June 30, 2012, were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2012
	(in thousands)

Revenues	$90	$451

Loss from discontinued operations before income taxes	$(121)	$(2,470)
Benefit from income taxes	—	—
Loss from discontinued operations, net of taxes	$(121)	$(2,470)

6.	Investments

Marketable Securities

All of the Company's marketable securities as of June 30, 2013, and December 31, 2012, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

Marketable securities at June 30, 2013, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	72,186	—	—	72,186
Mutual funds	10,758	3,154	(23)	13,889
United States government securities	49,477	83	(11)	49,549
Corporate securities	64,292	4,956	(2,120)	67,128
Corporate obligations	23,587	600	(89)	24,098
Commercial paper	9,794	2	—	9,796
Total available-for-sale securities	230,094	8,795	(2,243)	236,646
Amounts classified as cash equivalents	(76,128)	—	—	(76,128)
Amounts classified as marketable securities	$153,966	$8,795	$(2,243)	$160,518

Marketable securities at December 31, 2012, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$48,596	$—	$—	$48,596
Mutual funds	10,368	1,452	—	11,820
United States government securities	99,299	178	—	99,477
Corporate securities	20,842	1,255	(1,980)	20,117
Corporate obligations	48,708	283	(277)	48,714
Commercial paper	22,275	16	—	22,291
Total available-for-sale securities	250,088	3,184	(2,257)	251,015
Amounts classified as cash equivalents	(51,887)	—	—	(51,887)
Amounts classified as marketable securities	$198,201	$3,184	$(2,257)	$199,128

Proceeds from sales of marketable securities were $45.1 million and $490.9 million for the six months ended June 30, 2013 and 2012, respectively, and $36.8 million and $229.6 million for the three months ended June 30, 2013 and 2012, respectively. The company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other expense, net" in the consolidated statements of operations for the three months and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Gross realized gains	$2,607	$23	$3,865	$95
Gross realized losses	$(3,852)	$(4)	$(3,894)	$(5)
Realized gains (losses) - net	$(1,245)	$19	$(29)	$90

The fair value of the Company’s marketable securities with unrealized losses at June 30, 2013, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Mutual funds	$13,889	$(23)	$—	$—	$13,889	$(23)
United States government securities	49,549	(11)	—	—	49,549	(11)
Corporate securities	66,474	(1,836)	654	(284)	67,128	(2,120)
Corporate obligations	24,098	(89)	—	—	24,098	(89)
Total	$154,010	$(1,959)	$654	$(284)	$154,664	$(2,243)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2012, all of which had been unrealized for a period of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$20,117	$(1,980)
Corporate obligations	48,714	(277)
Total	$68,831	$(2,257)

Gross unrealized losses primarily related to losses on corporate securities. The Company has evaluated such securities, which primarily consist of investments in publicly-traded entities, as of June 30, 2013, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities at June 30, 2013, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities:
Mature in one year or less	$38,062	$38,146
Mature after one year through three years	22,958	23,095
Mature in more than three years	21,838	22,202
Total debt securities	82,858	83,443
Securities with no contractual maturities	147,236	153,203
Total	$230,094	$236,646

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company, for total cash consideration of $4.0 million. This investment is being accounted for as an associated company using the equity method as the Company owns more than 20% but does not have a controlling financial interest or other control over the operations of Again Faster.

7.	Fair Value Measurements

Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date.

Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. The Company uses quoted prices of similar instruments with an active market to determine the fair value of its Level 2 investments.

Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available, and may include data developed by the Company. The Company uses the net asset value included in quarterly statements it receives in arrears from two venture capital funds to determine the fair value of such funds.  The Company uses prices determined by third-party pricing services based on the specific features of the underlying securities for certain corporate securities and corporate obligations. The Company uses its own forecast data and probability assessments to determine the fair value of the contingent consideration.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$94,200	$94,200	$—	$—
Mutual funds(2)	13,889	13,889	—	—
United States government securities(3)	49,549	49,549	—	—
Corporate securities(2)	67,128	58,889	—	8,239
Commercial paper(4)	9,796	—	9,796	—
Corporate obligations(2)	24,098	—	12,400	11,698
Non-controlling interests in certain funds(5)	1,015	—	—	1,015
	$259,675	$216,527	$22,196	$20,952

Liabilities
Acquisition-related contingent consideration(6)	$(475)	$—	$—	$(475)

(1)	At June 30, 2013, the Company reported $94.1 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.

(2)	Reported within “Marketable securities.”

(3)	At June 30, 2013, the Company reported $0.5 million and $49.1 million within "Cash and cash equivalents" and "Marketable securities," respectively.

(4)	At June 30, 2013, the Company reported $3.6 million and $6.2 million within "Cash and cash equivalents" and "Marketable securities," respectively.

(5)	Reported within “Other long-term assets.”

(6)	Reported within “Other long-term liabilities.”

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$68,265	$68,265	$—	$—
Mutual funds(2)	11,820	11,820	—	—
United States government securities(2)	99,477	99,477	—	—
Corporate securities(2)	20,117	20,117	—	—
Commercial paper(3)	22,291	—	22,291	—
Corporate obligations(2)	48,714	—	46,931	1,783
Non-controlling interests in certain funds(4)	1,021	—	—	1,021
	$271,705	$199,679	$69,222	$2,804

Liabilities
Acquisition-related contingent consideration(5)	$(475)	$—	$—	$(475)

(1)	At December 31 2012, the Company reported $68.2 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.

(2)	Reported within “Marketable securities.”

(3)	At December 31, 2012, the Company reported $3.4 million and $18.9 million within "Cash and cash equivalents" and "Marketable securities."

(4)	Reported within “Other long-term assets.”

(5)	Reported within “Other long-term liabilities.”

There were no transfers of securities among the various measurement input levels during the six month period ended June 30, 2013. There was no change in the fair value of the liability for contingent consideration during the six-month period ended June 30, 2013.

Changes in the fair value of assets valued using Level 3 measurement inputs during the six-month period ended June 30, 2013, were as follows:

Amount
(in thousands)
Balance, January 1, 2013	$2,804
Purchases	39,332
Sales	(22,926)
Realized gain on sale	1,556
Change in fair value	186
Balance, June 30, 2013	$20,952

In November 2012, the Company invested $6.0 million in convertible debentures of School Specialty Inc. (“School Specialty”) with a face amount of $11.9 million. On January 28, 2013, School Specialty filed for protection under Chapter 11 of the United States Bankruptcy Code, and in subsequent months the Company invested approximately $21.3 million as part of the debtor-in-possession loan to School Specialty. Upon School Specialty emerging from bankruptcy on June 11, 2013, the Company received 26,457 shares of common stock of the post-bankruptcy entity in exchange for the convertible debentures, and received $17.5 million in cash and 49,136 shares of common stock of the post-bankruptcy entity in exchange for its investment in the debtor-in-possession loan. The fair value of the common stock of the post-bankruptcy entity received was $109 per share. In connection with these transactions, the Company recognized a loss on disposal of the subordinated debentures of approximately $3.2 million and a gain on disposal of the investment in the debtor-in-possession loan of approximately $1.6 million, both of which are included as a component of “Other expense, net” in the consolidated statements of operations for the periods ended June 30, 2013. In addition, the Company invested $9.8 million in senior secured notes of the post-bankruptcy entity in June 2013. The Company's investments in the common stock and senior secured notes of the post-bankruptcy entity are included as Level 3 corporate securities and Level 3 corporate obligations, respectively, as of June 30, 2013.

The Company’s 3/4% Convertible Senior Notes due December 22, 2023 had a carrying value of approximately $0.3 million as of June 30, 2013, and December 31, 2012, which was reasonable approximation of fair value as of both dates.

8.	Property and Equipment, Net

Property and equipment at June 30, 2013, and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Rigs and other equipment	$71,160	$68,404
Buildings and improvements	13,226	12,019
Land	1,068	1,068
Vehicles	1,723	1,639
Furniture and fixtures	289	289
Assets in progress	2,303	2,342
	89,769	85,761
Accumulated depreciation	(13,098)	(7,993)
Property and equipment, net	$76,671	$77,768

Depreciation expense was $2.6 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $5.2 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively.

During the three- and six-month periods ended June 30, 2012, the Company wrote off $0.1 million of property and equipment related to the shutdown of The Show (see Note 5). This write-off is included in “Loss from discontinued operations" in the consolidated statements of operations.

9.	Goodwill and Other Intangible Assets

The Company's intangible assets at June 30, 2013, and December 31, 2012, all of which are subject to amortization, consisted of the following:

	June 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Sports:
Customer relationships	$235	$(90)	145	$235	$(67)	168

Energy:
Customer relationships	43,100	(10,259)	32,841	43,100	(6,356)	36,744
Trade names	4,100	(1,830)	2,270	4,100	(1,125)	2,975
	47,200	(12,089)	35,111	47,200	(7,481)	39,719
Total	$47,435	$(12,179)	$35,256	$47,435	$(7,548)	$39,887

Amortization expense was $2.2 million and $1.6 million, for the three months ended June 30, 2013 and 2012, respectively. Amortization expense was $4.6 million and $2.4 million, for the six months ended June 30, 2013 and 2012, respectively.

Estimated aggregate amortization expense related to the intangible assets for the next five years is as follows:

Amount
(in thousands)
For the year ended December 31:
2013 (remaining six months)	$3,950
2014	6,612
2015	5,281
2016	4,273
2017	3,158
Thereafter	11,982
$35,256

The changes to the Company’s carrying amount of goodwill were as follows:

	Six Months Ended June 30, 2013			Year Ended December 31, 2012
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance at beginning of period	$52,939	$154	$53,093	$6,256	$1,988	$8,244
Acquisitions (see Note 3)	—	6,075	6,075	46,683	154	46,837
Impairments	—	—	—	—	(1,988)	(1,988)
Balance at end of period	$52,939	$6,229	$59,168	$52,939	$154	$53,093

Goodwill at June 30, 2013 includes VIE goodwill of $3.6 million in the Company's Sports segment. There was no VIE goodwill at December 31, 2012. During the three- and six-month periods ended June 30, 2012, the Company recognized a goodwill impairment of $1.8 million related to The Show, which is included in “Loss from discontinued operations" in the consolidated statements of operations. Including a goodwill impairment of $0.2 million incurred in the latter half of 2012 related to another Sports segment operation, accumulated goodwill impairment was $2.0 million at June 30, 2013, and December 31, 2012.

The components of goodwill at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Goodwill	$61,156	$55,081
Accumulated impairment	(1,988)	(1,988)
Net goodwill	$59,168	$53,093

10.	Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Tax-related	$1,185	$1,197
Accrued compensation and related taxes	2,924	3,424
Deferred revenue	3,570	299
Insurance	1,483	—
Professional services	251	282
Accrued fuel and rig-related charges	810	162
Other	701	739
	$10,924	$6,103

“Other long-term liabilities” consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Tax-related	$7,340	$7,340
Deferred compensation	2,630	2,032
Other	53	—
	$10,023	$9,372

Sun Well, a wholly-owned subsidiary in the Company's Energy segment, had a credit agreement with Wells Fargo Bank, National Association, that included a term loan of $20.0 million and a revolving line of credit for up to $5.0 million. All amounts due under this credit agreement were fully repaid as of June 30, 2013. On July 3, 2013, Steel Energy entered into a new credit agreement with a group led by Wells Fargo Bank, National Association pursuant to which Steel Energy borrowed $70.0 million in term loans and established a revolving line of credit for up to $10.0 million (see Note 17).

11.	Accumulated Other Comprehensive Income

Changes in the components of "Accumulated other comprehensive income" were as follows:

	Unrealized Gain on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance at January 1, 2013	$927	$19	$946

Other comprehensive income (loss) before reclassifications, net of taxes	3,543	(36)	3,507
Amounts reclassified to realized loss	(29)	—	(29)

Net current period other comprehensive income	3,514	(36)	3,478

Balance at June 30, 2013	$4,441	$(17)	$4,424

12.	Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Based on its history of operating losses, the Company has offset its net deferred tax assets by a full valuation allowance. Any reversal of the corresponding valuation allowance will generally result in a tax benefit being recorded in the consolidated statement of operations in the respective period.

The Company recognized a benefit from income taxes of $2.0 million and $14.3 million for the six-month periods ended June 30, 2013 and 2012, respectively, primarily due to a partial reversal of the Company's valuation allowance for deferred tax assets. In the 2013 period, the Company reversed $2.1 million of the valuation allowance as a result of deferred tax liabilities recognized related to the unrealized gains on marketable securities. In the 2012 period, the Company reversed $15.1 of the valuation allowance as a result of deferred tax liabilities recognized related to the identifiable intangible assets recorded in connection with the acquisition of Sun Well in May 2012.

13.	Segment Information

The Company currently reports its business in two reportable segments - Energy and Sports. The Company measures profit or loss of its segments based on operating income (loss).

Segment information relating to the Company's results of continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
Energy	$27,071	$23,461	$53,110	$37,751
Sports	2,304	989	2,616	1,145
Total revenues	$29,375	$24,450	$55,726	$38,896

Operating income (loss)
Energy	$3,392	$5,668	$6,620	$8,984
Sports	(585)	(146)	(1,878)	(929)
Total segment operating income	2,807	5,522	4,742	8,055
Corporate and other business activities	(2,357)	(2,741)	(4,625)	(5,036)
Interest income, net	1,256	259	1,869	491
Other expense, net	(1,200)	(22)	(139)	(473)
Income from continuing operations before income taxes	$506	$3,018	$1,847	$3,037

Depreciation and amortization expense:
Energy	$4,683	$3,216	$9,537	$4,907
Sports	172	80	319	220
Total depreciation and amortization expense	$4,855	$3,296	$9,856	$5,127

Segment information related to the Company's assets was as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Sports	$22,387	$7,613
Energy	193,296	199,889
Corporate and other business activities	244,387	258,993
Total assets	$460,070	$466,495

14.	Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the three- and six-month periods ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerators:
Net income from continuing operations	$886	$17,430	$3,860	$17,310
Non-controlling interest	185	—	521	—
Net income from continuing operations attributable to Steel Excel Inc.	$1,071	$17,430	$4,381	$17,310

Loss from discontinued operations, net of taxes	$—	$(121)	$—	$(2,470)
Non-controlling interest	$—	$—	$—	$580
Loss from discontinued operations, net of taxes, attributable to Steel Excel Inc.	$—	$(121)	$—	$(1,890)

Net income attributable to Steel Excel Inc.	$1,071	$17,309	$4,381	$15,420

Denominators:
Basic weighted average common shares outstanding	12,718	11,588	12,796	11,240
Effect of dilutive securities:
Stock-based awards	16	17	16	17
Diluted weighted average common shares outstanding	12,734	11,605	12,812	11,257

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.08	$1.50	$0.34	$1.54
Loss from discontinued operations, net of taxes	$—	$(0.01)	$—	$(0.17)
Net income	$0.08	$1.49	$0.34	$1.37

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.08	$1.50	$0.34	$1.54
Loss from discontinued operations, net of taxes	$—	$(0.01)	$—	$(0.17)
Net income	$0.08	$1.49	$0.34	$1.37

15.	Related Party Transactions

Steel Partners Holdings L.P. ("SPLP") beneficially owned approximately 52.4% of the Company’s outstanding common stock as of June 30, 2013. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, our Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Each of Warren G. Lichtenstein and Jack L. Howard is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

In October 2011, the Company contracted with SP Corporate Services LLC (“SP Corporate”), a SPLP affiliate, to provide financial management and administrative services, including the services of a chief financial officer. Through July 2012, the Company paid SP Corporate $35,000 per month for the provision of such services. Effective August 2012, the services SP Corporate provides were expanded to include executive and financial management services in the areas of finance, regulatory reporting, and other administrative and operational functions. The Company pays SP Corporate $300,000 per month for these expanded services. The services agreement with SP Corporate was approved by a committee of the Company’s independent directors. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the three months ended June 30, 2013 and 2012, the Company incurred expenses of $0.9 million and $0.3 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. During the six months ended June 30, 2013 and 2012, the Company incurred expenses of $1.9 million and $0.5 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. As of June 30, 2013, the Company owed SP Corporate $0.4 million.

The Company holds $15.1 million of short-term deposits at WebBank, an affiliate of SPLP, and recorded interest income of $22,997 and $47,676 for the three months and six months ended June 30, 2013, respectively. The Company recorded interest income of $25,726 from WebBank during both the three months and six months ended June 30, 2012, as it opened the account at WebBank in April 2012.

16.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing financing and investing activities for the six months ended June 30, 2013 and 2012, were as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)

Interest paid	$273	$68
Income taxes paid	$1,582	$—

Non-cash investing and financing activities:
Net unrealized gains on available-for-sale securities	$642	$382
Issuance of common stock for acquisition of Sun Well	$—	$60,825

17.	Subsequent Events

On July 3, 2013, Steel Energy entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank. The Credit Agreement provided for a borrowing capacity of $80.0 million consisting of (i) a $70.0 million secured term loan (the “Term Loan”) that was fully drawn by Steel Energy on July 3, 2013, and (ii) up to $10.0 million in revolving loans (the “Revolving Loans”). The proceeds of the Term Loan, along with proceeds from intercompany loans to Steel Energy from its wholly owned subsidiaries Sun Well and Rogue Pressure Services, Inc. ("Rogue"), were used to pay the Company a dividend of $80.0 million and certain fees and expenses related to the Credit Agreement. The Credit Agreement has a five-year term, with the Term Loan amortizing in quarterly installments of $2.5 million commencing September 30, 2013, and a balloon payment due on the maturity date. Borrowings under the Credit Agreement are collateralized by substantially all the assets of Steel Energy, Sun Well, and Rogue and a pledge of all of the issued and outstanding shares of capital stock of Sun Well and Rogue, and are fully guaranteed by Sun Well and Rogue. The Company filed a current report on Form 8-K related to the Credit Agreement on July 10, 2013.
On July 11, 2013, the Company entered into a Stock Purchase and Sale Agreement with iGo, Inc. (the “iGo Agreement”) pursuant to which the Company commenced a cash tender offer (the “Offer”) to purchase up to 44% of the outstanding shares of iGo's common stock (the "iGo Shares") on a fully-diluted basis at a price per share of $3.95 (the “Offer Price”), subject to the terms and conditions set forth in the iGo Agreement. The transaction has been approved by the boards of directors of both iGo and the Company. Under the terms of the iGo Agreement, the Company's obligation to accept for payment and pay for the iGo Shares tendered in the Offer is conditioned upon, among other things, the tender of at least 30% of the total number of outstanding shares of iGo's common stock on a fully-diluted basis. The Offer expires on August 22, 2013. The iGo Agreement further provides that if, upon the expiration of the Offer, more than 30% but less than 44% of iGo's common stock then outstanding on a fully-diluted basis is tendered in the Offer, the Company is obligated to purchase from iGo newly issued shares of iGo's common stock at the Offer Price so that such number of newly issued shares of common stock, when added to the number of shares of common stock owned by the Company following consummation of the Offer, constitutes 44% of iGo's common stock then outstanding on a fully-diluted basis. The Company filed a current report on Form 8-K related to the iGo Agreement on July 12, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See Item I Part 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2012, for a description of certain factors that might cause such a difference.

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. The Energy segment focuses on providing services to oil and gas companies, utilizing technological advances in supporting horizontal drilling and hydraulic fracturing. The Sports segment focuses on providing event-based sports and entertainment services and other health-related services, including baseball facility services, baseball and soccer camps and leagues, and strength and conditioning services. The Company also continues to identify other new business acquisition opportunities.

Commencing with the quarterly period ended June 30, 2013, the Company's quarter-end dates coincide with the calendar quarter-end dates. Prior to that time, the Company's quarter-end dates were based on fiscal quarters ending on the thirteenth Saturday of such fiscal quarter. The Company's quarter-end date was June 30 for both the 2013 and 2012 periods.

In February 2012 and May 2012, the Company acquired Eagle Well Services, Inc., and Sun Well Service, Inc. ("Sun Well"), respectively, both of which are included in the Company's Energy segment.

In January 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC ("Ruckus"). The Company consolidates Ruckus based on its assessment that Ruckus is a variable interest entity and that the Company is the primary beneficiary. In May 2013, the Company acquired an additional 10% membership interest in Ruckus, increasing the Company's ownership interest to 30% as of June 30, 2013. In July 2013, the Company acquired an additional 15% membership interest in Ruckus.

In June 2013, the Company acquired 80% of the outstanding common stock of UK Elite Soccer, Inc. ("UK Elite"). Both Ruckus and UK Elite are included in the Company's Sports segment.

In July 2012, the Company shut down The Show, a Sports segment operation that was not meeting expectations. The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q reflect The Show as a discontinued operation.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

The net revenues and operating income by reportable segment for the three- and six-month periods ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Energy net revenues	$27,071	$23,461	$53,110	$37,751
Sports net revenues	2,304	989	2,616	1,145
Consolidated net revenues	$29,375	$24,450	$55,726	$38,896

Energy operating income	$3,392	$5,668	$6,620	$8,984
Sports operating loss	(585)	(146)	(1,878)	(929)
Corporate and other business activities	$(2,357)	$(2,741)	$(4,625)	$(5,036)
Consolidated operating income	$450	$2,781	$117	$3,019

Six months ended June 30, 2013, compared to six months ended June 30, 2012

Net revenues for the six months ended June 30, 2013, increased by $16.8 million as compared to the 2012 period. Net revenues from the Company's Energy segment increased by $15.3 million as a result of the acquisition of Sun Well in May 2012 being included for the entire 2013 period. Such increase was partially offset by a decrease in revenues at operations in the Energy segment operated in both periods as a result of increased competition in the marketplace and a decline in rig utilization partially resulting from unfavorable weather conditions. Net revenues from the Company's Sports segment increased by $1.5 million primarily as a result of acquisitions consummated subsequent to the 2012 period.

Gross profit for the six months ended June 30, 2013, increased by $1.8 million as compared to the 2012 period, however as a percentage of revenue declined to 30.4% from 39.0%. Gross profit as a percentage of revenue in the Energy segment declined to 28.7% in the first six months of 2013 from 37.9% in the comparable 2012 period. Such decline in the 2013 period was due primarily to increased competition in the marketplace, a decline in rig utilization as a result of unfavorable weather conditions, additional labor costs incurred to staff the rigs, fewer rigs operating around the clock that resulted in higher costs for generating comparable revenues, and a decline in higher-margin services in the 2013 period resulting from a change in the overall mix of services provided.

Selling, general and administrative ("SG&A") expenses in the first six months of 2013 increased by $2.4 million as compared to the comparable 2012 period primarily as a result of the acquisitions in the Sports segment and Sun Well being included for the entire 2013 period.

Amortization of intangibles in the first six months of 2013 increased by $2.2 million as compared to the comparable 2012 period as a result of intangible assets recognized in connection with the acquisition of Sun Well.

Interest income of $1.9 million in the first six months of 2013 increased by $1.4 million as compared to the 2012 period as a result of the Company investing in higher yield money market funds and corporate obligations in the 2013 period.

The Company recognized a benefit for income taxes of $2.0 million and $14.3 million for the six months ended 2013 and 2012, respectively, primarily as a result of a reversal of a portion of its valuation allowance for deferred income tax assets. Such reversal in the 2013 period resulted from the deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income. Such reversal in the 2012 period resulted from the deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with the acquisition of Sun Well.

The results of operations for the six months ended June 30, 2012, included a loss from discontinued operations of $2.4 million related to The Show.

Three months ended June 30, 2013, compared to three months ended June 30, 2012

Net revenues for the three months ended June 30, 2013, increased by $4.9 million as compared to the 2012 period. Net revenues from the Company's Energy segment increased by $3.6 million as a result of the acquisition of Sun Well in May 2012 being included for the entire 2013 period. Such increase was partially offset by a decrease in revenues at operations in the

Energy segment operated in both periods as a result of increased competition in the marketplace and a decline in rig utilization partially resulting from unfavorable weather conditions. Net revenues from the Company's Sports segment increased by $1.3 million primarily as a result of acquisitions consummated subsequent to the 2012 period.

Gross profit for the three months ended June 30, 2013, decreased by $0.2 million as compared to the 2012 period, and as a percentage of revenue declined to 31.5% from 38.8%. Gross profit as a percentage of revenue in the Energy segment declined to 28.7% in the first three months of 2013 from 37.3% in the comparable 2012 period. Such decline in the 2013 period was due primarily to increased competition in the marketplace, a decline in rig utilization as a result of unfavorable weather conditions, additional labor costs incurred to staff the rigs, fewer rigs operating around the clock that resulted in higher costs for generating comparable revenues, and a decline in higher-margin services in the 2013 period resulting from a change in the overall mix of services provided.

SG&A expenses in the second quarter of 2013 increased by $1.5 million as compared to the comparable 2012 period primarily as a result of the acquisitions in the Sports segment and Sun Well being included for the entire 2013 period.

Amortization of intangibles in the second quarter of 2013 increased by $0.7 million as compared to the comparable 2012 period as a result of intangible assets recognized in connection with the acquisition of Sun Well.

Interest income of $1.3 million in the second quarter of 2013 increased by $1.0 million as compared to the 2012 period as a result of the Company investing in higher yield money market funds and corporate obligations in the 2013 period.

Other expense of $1.2 million in the second quarter of 2013 primarily represents realized losses on sales of marketable securities in the period.

The Company recognized a benefit for income taxes of $0.4 million and $14.4 million for the three months ended 2013 and 2012, respectively, primarily as a result of a reversal of a portion of its valuation allowance for deferred income tax assets. Such reversal in the 2013 period resulted from the deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income. Such reversal in the 2012 period resulted from the deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with the acquisition of Sun Well.

Financial Condition

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at June 30, 2013 totaled $98.1 million and $160.5 million, respectively. Working capital in the first six months of 2013 decreased by $9.6 million primarily from the repayment of $13.0 million of long-term debt, of which $4.0 million was a current liability, and an investment of $4.0 million in an equity-method investee.

Cash flows from operating activities of continuing operations increased by $20.9 million in the first six months of 2013 as compared to the 2012 period primarily due to increased cash from operations resulting from the acquisitions in the Energy segment and collections of trade receivables.

During the first six months of 2013, the Company received cash proceeds from the sales and maturities of marketable securities, net of purchases, of $44.2 million. During the 2013 period the Company invested $4.0 million in an equity-method investee, paid $1.1 million for acquisitions net of cash acquired, and invested $4.0 million in property and equipment. Also during the first six months of 2013 the Company repaid $13.0 million of long-term debt and paid $8.8 million to repurchase shares of its common stock.

At June 30, 2013, we had $258.7 million in cash and marketable securities, of which approximately $1.7 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate debt and equity instruments, United States government securities, and securities of government agencies, and were recorded on our consolidated balance sheets at fair market value, with any related unrealized gain or loss reported as a component of “Accumulated other comprehensive income, net of taxes” in shareholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance

Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

We believe that our cash balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We anticipate making additional acquisitions and we may be required to use a significant portion of our available cash balances for such acquisitions or for working capital needs thereafter. The consummation of additional acquisitions, prevailing economic conditions, and financial, business and other factors beyond our control could adversely affect our estimates of our future cash requirements. As such, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, we may not be able to obtain adequate or favorable equity financing, if needed, due in part to our shares of common stock currently trading on the OTCQB Market. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

On July 3, 2013, Steel Energy Ltd. (“Steel Energy”), a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) that provided for a borrowing capacity of $80.0 million consisting of (i) a $70.0 million secured term loan (the “Term Loan”) that was fully drawn by Steel Energy on July 3, 2013, and (ii) up to $10.0 million in revolving loans (the “Revolving Loans”). The proceeds of the Term Loan, along with proceeds from intercompany loans to Steel Energy from its operating subsidiaries, were used to pay the Company a dividend of $80.0 million and certain fees and expenses related to the Credit Agreement. The Credit Agreement has a five-year term, with the Term Loan amortizing in quarterly installments of $2.5 million commencing September 30, 2013, and a balloon payment due on the maturity date. Borrowings under the Credit Agreement are collateralized by substantially all the assets of Steel Energy and its operating subsidiaries.
On July 11, 2013, the Company entered into a Stock Purchase and Sale Agreement with iGo, Inc. (the “iGo Agreement”) pursuant to which the Company commenced a cash tender offer (the “Offer”) to purchase up to 44% of the outstanding shares of iGo's common stock (the "iGo Shares") on a fully-diluted basis at a price per share of $3.95 (the “Offer Price”), subject to the terms and conditions set forth in the iGo Agreement. The transaction has been approved by the boards of directors of both iGo and the Company. Under the terms of the iGo Agreement, the Company's obligation to accept for payment and pay for the iGo Shares tendered in the Offer is conditioned upon, among other things, the tender of at least 30% of the total number of outstanding shares of iGo's common stock on a fully-diluted basis. The Offer expires on August 22, 2013. The iGo Agreement further provides that if, upon the expiration of the Offer, more than 30% but less than 44% of iGo's common stock then outstanding on a fully-diluted basis is tendered in the Offer, the Company is obligated to purchase from iGo newly issued shares of iGo's common stock at the Offer Price so that such number of newly issued shares of common stock, when added to the number of shares of common stock owned by the Company following consummation of the Offer, constitutes 44% of iGo's common stock then outstanding on a fully-diluted basis.

Commitments and Contingencies

Contractual Obligations

There were no material changes in the Company’s contractual obligations at June 30, 2013, as compared to those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In July 2013, Steel Energy entered into the Credit Agreement pursuant to which it borrowed $70.0 million.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other

Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This pronouncement was effective for reporting periods beginning after December 15, 2012. The Company adopted this pronouncement effective January 1, 2013. The adoption of ASU No. 2013-02 did not have a material effect on the Company's financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of this pronouncement is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted. The Company does not expect the adoption of ASU No. 2013-05 to have a material effect on its financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This pronouncement is effective for fiscal years beginning after December 15, 2013, and for interim reporting periods within those years. The Company does not expect the adoption of ASU No. 2013-11 to have a material impact on its financial statements.

Critical Accounting Policies

Our critical accounting policies have not changed from those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Vice Chairman and our Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form10-Q. Based upon that evaluation, our Vice Chairman and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Vice Chairman and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended June 30, 2013, which was the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, our Board of Directors authorized a stock repurchase program to acquire up to 200,000 shares of the Company's common stock. In March 2013, our Board of Directors authorized anther repurchase program to acquire an additional 400,000 shares of the Company's common stock. The programs have no specific expiration dates. The following table summarizes, by month, the repurchases made during the three months ended June 30, 2013, under both programs.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)
Month of April 2013	36,698	$26.80	36,698	370,541

Month of May 2013	99,137	$26.87	99,137	271,404

Month of June 2013	109,949	$28.13	109,949	161,455

Total	245,784	$27.42	245,784

Item 6. Exhibits

10.1
Amendment No. 1 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of April 5, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 5, 2013)

10.2†*	Amendment No. 4 to 2004 Equity Incentive Plan, dated as of May 21, 2013
10.3†*	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan, as amended May 21, 2013
31.1*	Certification of the Principal Executive Officer, Jack L. Howard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, James F. McCabe, Jr., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer, Jack L. Howard, and the Principal Financial Officer, James F. McCabe, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

† Management contract or compensatory plan or arrangement.
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

Steel Excel Inc.

By:	/s/Jack L. Howard
	Jack L. Howard Vice Chairman (Principal executive officer)	Date:	August 7, 2013

By:	/s/James F. McCabe, Jr.
	James F. McCabe, Jr. Chief Financial Officer (Principal financial officer)	Date:	August 7, 2013