Form 10-Q
period 2013-09-30
Steel Excel Inc.
filed 2013-11-07
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of November 5, 2013, there were 12,299,359 shares of Steel Excel’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per-share data)
Net revenues	$31,845	$34,293	$87,571	$73,189

Cost of revenues	23,406	22,089	62,209	45,817

Gross profit	8,439	12,204	25,362	27,372

Operating expenses:
Selling, general and administrative expenses	6,393	6,282	18,568	16,038
Amortization of intangibles	1,985	2,635	6,616	5,028
Total operating expenses	8,378	8,917	25,184	21,066

Operating income	61	3,287	178	6,306

Interest income, net	472	81	2,341	572
Other income (expense), net	1,329	392	1,190	(81)

Income from continuing operations before income taxes	1,862	3,760	3,709	6,797

Benefit from income taxes	297	1,105	2,310	15,378

Net income from continuing operations	2,159	4,865	6,019	22,175

Income (loss) from discontinued operations, net of taxes	—	484	—	(1,986)

Net income	2,159	5,349	6,019	20,189

Net loss attributable to non-controlling interests in consolidated entities
Continuing operations	311	—	832	—
Discontinued operations	—	—	—	580

Net income attributable to Steel Excel Inc.	$2,470	$5,349	$6,851	$20,769

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.20	$0.37	$0.54	$1.88
Income (loss) from discontinued operations, net of taxes	$—	$0.04	$—	$(0.12)
Net income	$0.20	$0.41	$0.54	$1.76

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.20	$0.37	$0.54	$1.87
Income (loss) from discontinued operations, net of taxes	$—	$0.04	$—	$(0.12)
Net income	$0.20	$0.41	$0.54	$1.75

Shares used in computing income (loss) per share:
Basic	12,529	12,982	12,736	11,820
Diluted	12,546	13,001	12,754	11,840

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$2,159	$5,349	$6,019	$20,189
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment, net of taxes	(349)	(62)	(385)	(70)
Net unrealized gain on marketable securities, net of taxes	1,245	942	4,759	560

Comprehensive income	3,055	6,229	10,393	20,679
Comprehensive loss attributable to non-controlling interest	311	—	832	580

Comprehensive income attributable to Steel Excel Inc.	$3,366	$6,229	$11,225	$21,259

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2013	December 31, 2012
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$121,914	$71,556
Marketable securities	169,495	199,128
Accounts receivable, net of allowance for doubtful accounts of $0	15,540	17,257
Deferred income taxes	188	188
Prepaid expenses and other current assets	6,317	3,482
Total current assets	313,454	291,611
Property and equipment, net	75,868	77,768
Goodwill	59,164	53,093
Intangible assets, net	33,271	39,887
Other investments	25,849	1,021
Investments in equity method investees	8,984	—
Deferred income taxes	1,696	1,696
Other long-term assets	1,785	1,419
Total assets	$520,071	$466,495

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$3,177	$4,282
Accrued expenses and other liabilities	7,822	6,103
Current portion of long-term debt	10,000	4,000
Current portion of capital lease obligations	413	413
3/4% convertible senior subordinated notes due 2023	346	346
Total current liabilities	21,758	15,144
Capital lease obligations, net of current portion	670	984
Long-term debt, net of current portion	57,500	9,000
Deferred income taxes	448	33
Other long-term liabilities	10,281	9,372
Total liabilities	90,657	34,533

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 40,000 shares authorized; 14,398 shares
and 14,365 shares issued and outstanding in 2013 and 2012, respectively)	14	14
Additional paid-in capital	274,765	272,786
Accumulated other comprehensive income	5,320	946
Retained earnings	206,623	199,772
Treasury stock, at cost (2013 - 2,093 shares; 2012 - 1,458 shares)	(59,433)	(41,617)
Total Steel Excel Inc. stockholders' equity	427,289	431,901
Non-controlling interest	2,125	61
Total stockholders' equity	429,414	431,962

Total liabilities and stockholders' equity	$520,071	$466,495
 See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash Flows From Operating Activities:
Net income	$6,019	$20,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	1,986
Stock-based compensation expense	1,979	857
Depreciation and amortization	14,417	10,324
Adjustment of deferred income taxes	(2,364)	(15,079)
Gain on sales of marketable securities	(1,834)	(98)
Loss on extinguishment of debt	463	—
Other	373	1,153
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,354	(21,532)
Prepaid expenses and other assets	(2,019)	(1,355)
Accounts payable	(4,682)	1,177
Accrued expenses and other liabilities	2,640	280
Net cash used in operating activities of discontinued operations	—	(823)
Net cash provided by (used in) operating activities	17,346	(2,921)

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	(1,125)	(52,492)
Purchases of property and equipment	(6,248)	(7,607)
Proceeds from sale of property and equipment	527	—
Investments in cost method investee	(25,000)	—
Investments in equity method investees	(9,202)	—
Purchases of marketable securities	(161,288)	(498,964)
Sales of marketable securities	65,474	568,634
Maturities of marketable securities	134,669	51,804
Net cash provided by investing activities of discontinued operations	—	75
Net cash provided by (used in) investing activities	(2,193)	61,450

Cash Flows From Financing Activities:
Repurchases of common stock	(17,816)	—
Proceeds from issuance of long-term debt	70,000	—
Payments for debt issuance costs	(1,130)
Repayments of capital lease obligations	(314)	(126)
Repayments of long-term debt	(15,500)	(2,000)
Net cash provided by (used in) financing activities	35,240	(2,126)

Net increase in cash and cash equivalents	50,393	56,403
Effect of foreign currency translation on cash and cash equivalents	(35)	52
Cash and cash equivalents at beginning of period	71,556	8,487

Cash and cash equivalents at end of period	$121,914	$64,942
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

Commencing with the quarterly period ended June 30, 2013, the Company's quarter-end dates coincide with the calendar quarter-end dates. Prior to that time, the Company's quarter-end dates were based on fiscal quarters ending on the thirteenth Saturday of such fiscal quarter. The Company's quarter-end dates were September 30 and September 29 for the 2013 and 2012 periods, respectively.

The results of operations for the nine-month period ended September 30, 2012, include a non-cash benefit for income taxes of $15.1 million as a result of a measurement period adjustment related to an acquisition (see Note 3). Certain other prior-period amounts in the Financial Statements have been reclassified to conform to the 2013 presentation, including the reclassifications necessary to reflect the financial position, results of operations, and cash flows of a disposed business separately from continuing operations (see Note 5).

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

On January 31, 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC ("Ruckus"), an obstacle course and mass-participation events company, with an option to acquire an additional 40% membership interest in the next two years. Pursuant to an operating agreement, the Company appointed two directors on a three-member board of directors and therefore has the ability to control the operations of Ruckus. The Company has determined that Ruckus is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. Accordingly, the Company accounted for its acquisition of its 20% membership interest as a business combination and consolidates Ruckus. The fair value of the non-controlling interest at the acquisition date was based on the amount paid by the Company for a 20% membership interest and a control premium equal to 50% of the total consideration based on a study of business combinations. In May 2013 and July 2013 the Company acquired additional membership interests in Ruckus of 10% and 15%, respectively, increasing the Company's ownership interest to 45% as of September 30, 2013. Such additional investments were recorded as equity transactions since Ruckus was a consolidated VIE at the time of the investments.

In November 2013, Ruckus cancelled a scheduled event and placed the majority of its employees on non-paid leave as a result of not having sufficient cash to fund current operations.  Ruckus continues to explore its alternatives and assess its ability to remain a going concern.  For the nine and three months ended September 30, 2013, the Company’s results of operations included revenues of $1.0 million and $0.4 million, respectively, operating losses of $1.5 million and $0.9 million, respectively, and net losses after non-controlling interests of $0.5 million and $0.4 million, respectively, from Ruckus.  At September 30, 2013, the Company’s balance sheet included $3.9 million of assets, including $3.5 million of goodwill, and $0.9 million of liabilities from Ruckus.

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

Amount
(in thousands)
Cash	$1,991
Accounts receivable	637
Marketable securities	195
Prepaid expenses and other current assets	759
Property and equipment	69
Other assets	55
Accounts payable	(96)
Accrued liabilities and other current liabilities	(3,481)
Long-term liabilities	(53)
Total identifiable net assets acquired	76

Non-controlling interest	(2,896)
Goodwill	6,071

Net assets acquired	$3,251

There were no identifiable intangible assets recognized separately from goodwill in connection with the acquisition of Ruckus. The fair values recognized in connection with the UK Elite transaction are provisional pending the Company's continued evaluation, including assessing any identifiable intangible assets, the value of which are included in goodwill as of September 30, 2013. The goodwill recognized in connection with the Ruckus and UK Elite transactions arises from the growth potential the Company sees for the investment, along with expected synergies within the Company’s Sports segment, and is expected to be fully deductible for tax purposes.

The results of operations of Ruckus and UK Elite have been included in the Company's results of operations since their respective acquisition dates. Revenues from Ruckus and UK Elite totaled $4.9 million and $5.9 million for the three months and nine months ended September 30, 2013, respectively. Operating income from the combined results of operations of Ruckus and UK Elite was $0.3 million for the three months ended September 30, 2013; operating losses from the combined results of operations of Ruckus and UK Elite were $0.4 million for the nine months ended September 30, 2013.

The carrying amounts and classifications of combined assets and liabilities of Ruckus and UK Elite included in the Company’s Financial Statements as of September 30, 2013, are as follows:

Amount
(in thousands)
Current assets	$1,717
Long-term assets	$6,347
Current liabilities	$1,038
Long-term liabilities	$53

On February 9, 2012, and May 31, 2012, the Company acquired Eagle Well Services, Inc. ("Eagle Well") and Sun Well Service, Inc. ("Sun Well"), respectively, both of which are included in the Company's Energy segment. The following pro forma financial information combines the results of operations of the Company, Sun Well, and Eagle Well for the nine months ended September 30, 2012, as if the acquisitions had occurred on January 1, 2012. Pro forma financial information for the 2013 periods is not presented and the 2012 periods do not include any amounts for Ruckus or UK Elite since they were not material to the Company's results of operations. The pro forma financial information is not necessarily indicative of what would have actually occurred had the acquisitions been consummated at the beginning of 2012 or results that may occur in the future.

Amount
(in thousands)
Net revenues	$96,961
Income from continuing operations, net of taxes	$24,591
Income (loss) from discontinued operations, net of taxes	$(1,986)
Net income attributable to Steel Excel Inc.	$23,185

In December 2012, the Company identified a measurement period adjustment related to the acquisition of Sun Well for a deferred tax liability of $15.1 million associated with the identifiable intangible assets acquired. Such amount was recorded as if the measurement period adjustment was recognized at the acquisition date. As a result of the deferred tax liability recognized, the Company reversed a portion of its valuation allowance for deferred tax assets and recognized a non-cash benefit for income taxes of $15.1 million in the nine months ended September 30, 2013.

In connection with its acquisition of Rogue Pressure Services, Inc. ("Rogue") in December 2011, the Company recognized a liability of $1.2 million for contingent consideration payable upon attaining certain operational performance levels in the ensuing three years. In December 2012, the Company reversed $0.7 million of the contingent consideration liability based on the failure to achieve the operational performance levels in 2012 and projections of future years' performance. In September 2013, the Company reversed the remaining $0.5 million of the contingent consideration liability based on the projections for 2013 and 2014. Such amount was recognized as a reduction of "Selling, general, and administrative expenses" in the three and nine months ended September 30, 2013.

4.    Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, non-employee directors, and consultants under two equity incentive plans, the 2004 Equity Incentive Plan, as amended (the “2004 Plan”), and the 2006 Director Plan, as amended (the "2006 Plan, and collectively the "Equity Plans"). Stock-based compensation expense by type of award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	$25	$26	$76	$68
Restricted stock	277	395	1,903	789
Total stock-based compensation	$302	$421	$1,979	$857

During the nine months ended September 30, 2013, the Company granted 15,000 restricted stock units and 17,320 shares of restricted stock to its employees, non-employee directors, and consultants. The Company did not grant any stock options during the first nine months of 2013.

5.	Discontinued Operations

In July 2012, the Company shut down The Show, a Sports segment operation that was not meeting expectations. The results of operations related to The Show for the three- and nine-month periods ended September 30, 2012, were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2012
	(in thousands)

Revenues	$—	$451

Loss from discontinued operations before income taxes	$484	$(1,986)
Benefit from income taxes	—	—
Loss from discontinued operations, net of taxes	$484	$(1,986)

6.	Investments

Marketable Securities

All of the Company's marketable securities as of September 30, 2013, and December 31, 2012, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

Marketable securities at September 30, 2013, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$106,903	$—	$—	$106,903
Mutual funds	12,506	3,623	—	16,129
United States government securities	50,383	29	—	50,412
Corporate securities	69,974	8,220	(4,224)	73,970
Corporate obligations	23,573	855	(42)	24,386
Commercial paper	6,297	1	—	6,298
Total available-for-sale securities	269,636	12,728	(4,266)	278,098
Amounts classified as cash equivalents	(108,603)	—	—	(108,603)
Amounts classified as marketable securities	$161,033	$12,728	$(4,266)	$169,495

Marketable securities at December 31, 2012, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$48,596	$—	$—	$48,596
Mutual funds	10,368	1,452	—	11,820
United States government securities	99,299	178	—	99,477
Corporate securities	20,842	1,255	(1,980)	20,117
Corporate obligations	48,708	283	(277)	48,714
Commercial paper	22,275	16	—	22,291
Total available-for-sale securities	250,088	3,184	(2,257)	251,015
Amounts classified as cash equivalents	(51,887)	—	—	(51,887)
Amounts classified as marketable securities	$198,201	$3,184	$(2,257)	$199,128

Proceeds from sales of marketable securities were $65.5 million and $568.6 million for the nine months ended September 30, 2013 and 2012, respectively, and $20.4 million and $77.7 million for the three months ended September 30, 2013 and 2012, respectively. The company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Gross realized gains	$1,914	$42	$5,779	$138
Gross realized losses	(51)	(35)	(3,945)	(40)
Realized gains (losses) - net	$1,863	$7	$1,834	$98

The fair value of the Company’s marketable securities with unrealized losses at September 30, 2013, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$22,725	$(3,968)	$176	$(256)	$22,901	$(4,224)
Corporate obligations	940	(42)	—	—	940	(42)
Total	$23,665	$(4,010)	$176	$(256)	$23,841	$(4,266)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2012, all of which had been unrealized for a period of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$6,389	$(1,980)
Corporate obligations	14,252	(277)
Total	$20,641	$(2,257)

Gross unrealized losses primarily related to losses on corporate securities. The Company has evaluated such securities, which primarily consist of investments in publicly-traded entities, as of September 30, 2013, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities at September 30, 2013, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities:
Mature in one year or less	$44,134	$44,157
Mature after one year through three years	14,285	14,435
Mature in more than three years	21,834	22,504
Total debt securities	80,253	81,096
Securities with no contractual maturities	189,383	197,002
Total	$269,636	$278,098

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company, for total cash consideration of $4.0 million. The Company accounts for its investment in Again Faster under the equity method as the Company owns more than 20%, providing the Company with significant influence, but does not have a controlling financial interest or other control over the operations of Again Faster.

On August 23, 2013, the Company acquired 1,316,866 shares of the common stock of iGo, Inc. (“iGo”), in a cash tender offer for total consideration of $5.2 million. The shares of common stock of iGo acquired by the Company represent approximately 44.0% of the outstanding shares of iGo on a fully-diluted basis and approximately 44.7% of the issued and outstanding shares of iGo. Pursuant to the Stock Purchase and Sale Agreement between the Company and iGo entered into on

July 11, 2013, two members of iGo’s four-member board of directors were replaced by two designees of the Company. The Company accounts for its investment in iGo under the equity method as the Company’s 44.7% voting interest and board representation provide it with significant influence, but do not provide the Company with control over iGo’s operations. The value of the Company’s investment in iGo was approximately $4.0 million at September 30, 2013, based on the closing market price of iGo’s publicly-traded shares. The Company believes that this decline in value is temporary and therefore has not adjusted the carrying value of the investment.

Other Investments

In July 2013, the Company invested $25.0 million in a limited partnership that co-invested with other private investment funds in a public company. The Company accounts for this investment under the cost method as the limited partnership has no operations and the Company does not have significant influence over the operations of the public company investee. Such investment had an approximate fair value of $24.9 million at September 30, 2013, based on the net asset value included in the monthly statement it receives from the partnership.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$120,214	$120,214	$—	$—
Mutual funds(2)	16,129	16,129	—	—
United States government securities(2)	50,412	50,412	—	—
Corporate securities(2)	73,970	67,922	—	6,048
Commercial paper(3)	6,298	—	6,298	—
Corporate obligations(2)	24,386	—	12,573	11,813
Investments in certain funds(4)	849	—	—	849
	$292,258	$254,677	$18,871	$18,710

(1)	Reported within "Cash and cash equivalents".

(2)	Reported within “Marketable securities”.

(3)	At September 30, 2013, the Company reported $1.7 million and $4.6 million within "Cash and cash equivalents" and "Marketable securities", respectively.

(4)	Reported within "Other investments".

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$68,265	$68,265	$—	$—
Mutual funds(2)	11,820	11,820	—	—
United States government securities(2)	99,477	99,477	—	—
Corporate securities(2)	20,117	20,117	—	—
Commercial paper(3)	22,291	—	22,291	—
Corporate obligations(2)	48,714	—	46,931	1,783
Investments in certain funds(4)	1,021	—	—	1,021
	$271,705	$199,679	$69,222	$2,804

Liabilities
Acquisition-related contingent consideration(5)	$(475)	$—	$—	$(475)

(1)	At December 31 2012, the Company reported $68.2 million and $0.1 million within “Cash and cash equivalents” and “Marketable securities,” respectively.

(2)	Reported within “Marketable securities.”

(3)	At December 31, 2012, the Company reported $3.4 million and $18.9 million within "Cash and cash equivalents" and "Marketable securities."

(4)	Reported within "Other investments".

(5)	Reported within “Accrued expenses”.

There were no transfers of securities among the various measurement input levels during the nine month period ended September 30, 2013. The liability for contingent consideration was reversed during the nine-month period ended September 30, 2013 (see Note 3).

Changes in the fair value of assets valued using Level 3 measurement inputs during the nine-month period ended September 30, 2013, were as follows:

Amount
(in thousands)
Balance, January 1, 2013	$2,804
Purchases	39,332
Sales	(22,958)
Realized gain on sale	1,556
Change in fair value	(2,024)
Balance, September 30, 2013	$18,710

In November 2012, the Company invested $6.0 million in convertible debentures of School Specialty Inc. (“School Specialty”) with a face amount of $11.9 million. On January 28, 2013, School Specialty filed for protection under Chapter 11 of the United States Bankruptcy Code, and in subsequent months the Company invested approximately $21.3 million as part of the debtor-in-possession loan to School Specialty. Upon School Specialty emerging from bankruptcy on June 11, 2013, the Company received 26,457 shares of common stock of the post-bankruptcy entity in exchange for the convertible debentures, and received $17.5 million in cash and 49,136 shares of common stock of the post-bankruptcy entity in exchange for its investment in the debtor-in-possession loan. The fair value of the common stock of the post-bankruptcy entity received was $109 per share. In connection with these transactions, the Company recognized a loss on disposal of the subordinated debentures of approximately $3.2 million and a gain on disposal of the investment in the debtor-in-possession loan of approximately $1.6 million, both of which are included as a component of “Other income (expense), net” in the consolidated statements of operations for the nine months ended September 30, 2013. In addition, the Company invested $9.8 million in senior secured notes of the post-bankruptcy entity in June 2013. The Company's investments in the common stock and senior secured notes of the post-bankruptcy entity are included as Level 3 corporate securities and Level 3 corporate obligations, respectively, as of September 30, 2013.

The Company’s 3/4% Convertible Senior Notes due December 22, 2023 had a carrying value of approximately $0.3 million as of September 30, 2013, and December 31, 2012, which was a reasonable approximation of fair value as of both dates.

8.	Property and Equipment, Net

Property and equipment at September 30, 2013, and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Rigs and other equipment	$71,845	$68,404
Buildings and improvements	13,295	12,019
Land	1,068	1,068
Vehicles	1,742	1,639
Furniture and fixtures	289	289
Assets in progress	3,233	2,342
	91,472	85,761
Accumulated depreciation	(15,604)	(7,993)
Property and equipment, net	$75,868	$77,768

Depreciation expense was $2.6 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $7.8 million and $5.3 million for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2012, the Company wrote off $0.1 million of property and equipment related to the shutdown of The Show (see Note 5). This write-off is included in “Income (loss) from discontinued operations" in the consolidated statements of operations.

9.	Goodwill and Other Intangible Assets

The Company's intangible assets at September 30, 2013, and December 31, 2012, all of which are subject to amortization, consisted of the following:

	September 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Sports segment:
Customer relationships	$235	$(102)	$133	$235	$(67)	$168

Energy segment:
Customer relationships	43,100	(11,986)	31,114	43,100	(6,356)	36,744
Trade names	4,100	(2,076)	2,024	4,100	(1,125)	2,975
	47,200	(14,062)	33,138	47,200	(7,481)	39,719
Total	$47,435	$(14,164)	$33,271	$47,435	$(7,548)	$39,887

Amortization expense was $2.0 million and $2.6 million, for the three months ended September 30, 2013 and 2012, respectively. Amortization expense was $6.6 million and $5.0 million, for the nine months ended September 30, 2013 and 2012, respectively.

Estimated aggregate amortization expense related to the intangible assets for the next five years is as follows:

Amount
(in thousands)
For the year ended December 31:
Remainder of 2013	$3,115
2014	6,612
2015	5,281
2016	4,273
2017	3,158
Thereafter	10,832
$33,271

The changes to the Company’s carrying amount of goodwill were as follows:

	Nine Months Ended September 30, 2013			Year Ended December 31, 2012
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance at beginning of period	$52,939	$154	$53,093	$6,256	$1,988	$8,244
Acquisitions (see Note 3)	—	6,071	6,071	46,683	154	46,837
Impairments	—	—	—	—	(1,988)	(1,988)
Balance at end of period	$52,939	$6,225	$59,164	$52,939	$154	$53,093

Goodwill at September 30, 2013 includes VIE goodwill of $3.6 million in the Company's Sports segment. There was no VIE goodwill at December 31, 2012. During the nine months ended September 30, 2012, the Company recognized a goodwill impairment of $1.8 million related to The Show, which is included in “Income (loss) from discontinued operations" in the consolidated statements of operations. Including a goodwill impairment of $0.2 million incurred in the latter half of 2012 related to another Sports segment operation, accumulated goodwill impairment was $2.0 million at September 30, 2013, and December 31, 2012.

The components of goodwill at September 30, 2013, and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Goodwill	$61,152	$55,081
Accumulated impairment	(1,988)	(1,988)
Net goodwill	$59,164	$53,093

10.	Long-term Debt

On July 3, 2013, Steel Energy entered into a credit agreement (the “Energy Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank. The Energy Credit Agreement provided for a borrowing capacity of $80.0 million consisting of a $70.0 million secured term loan (the “Term Loan”) that was fully drawn by Steel Energy on July 3, 2013, and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Energy Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well and Rogue, and a pledge of all of the issued and outstanding shares of capital stock of Sun Well and Rogue, and are fully guaranteed by Sun Well and Rogue. The proceeds of the Term Loan at closing, along with proceeds from intercompany loans to Steel Energy from Sun Well and Rogue, were used to pay the Company a dividend of $80.0 million and certain fees and expenses related to the Energy Credit Agreement. The Company incurred fees totaling approximately $1.1 million in connection with the Energy Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense.
The Energy Credit Agreement has a five-year term, with the Term Loan amortizing in quarterly installments of $2.5 million and a balloon payment due on the maturity date. At September 30, 2013, $67.5 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Energy Credit Agreement for the remainder of 2013 and subsequent years are as follows:

Amount
(in thousands)
Remainder of 2013	$2,500
2014	10,000
2015	10,000
2016	10,000
2017	10,000
2018	25,000
Total	67,500
Less current portion	10,000
Total long-term debt	57,500
Borrowings under the Energy Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Energy Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, the Company is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. For the three months and nine months ended September 30, 2013, the Company incurred interest expense of $0.7 million in connection with the Energy Credit Agreement, consisting of $0.5 million in interest on the Term Loans and $0.2 million of amortization of deferred financing fees.
The Energy Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Energy Credit Agreement also contains standard representations, warranties and covenants, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with law, (iv) maintenance of properties and (v) payment of restricted payments. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well or Rogue or Steel Partners Holdings L.P. (“SPLP”) owning, directly or indirectly, less than 35% of Steel Energy or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

Sun Well previously had a credit agreement (the "Sun Well Credit Agreement") with Wells Fargo Bank, National Association, that included a term loan of $20.0 million and a revolving line of credit for up to $5.0 million. All amounts due under the Sun Well Credit Agreement were fully repaid in the first nine months of 2013 and the facility was terminated as of July 3, 2013, upon closing of the Energy Credit Agreement. For the nine months ended September 30, 2013, the Company incurred interest expense of $0.3 million in connection with the Sun Well Credit Agreement. Upon termination of the Sun Well Credit Agreement, the Company recognized a loss on extinguishment of $0.5 million from the write off of unamortized deferred financing costs, which was reported as a component of "Other income (expense), net" in the consolidated statements of operations for the three and nine months ended September 30, 2013.

11.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Tax-related	$1,136	$1,197
Accrued compensation and related taxes	3,103	3,424
Deferred revenue	675	299
Insurance	521	—
Professional services	248	282
Accrued fuel and rig-related charges	291	162
Interest	476	25
Other	1,372	714
	$7,822	$6,103

“Other long-term liabilities” consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Tax-related	$7,340	$7,340
Deferred compensation	2,888	2,032
Other	53	—
	$10,281	$9,372

12.	Accumulated Other Comprehensive Income

Changes in the components of "Accumulated other comprehensive income" were as follows:

	Unrealized Gain on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance at January 1, 2013	$927	$19	$946

Other comprehensive income (loss) before reclassifications, net of taxes	6,593	(39)	6,554
Amounts reclassified to realized gain	(1,834)	(346)	(2,180)

Net current period other comprehensive income	4,759	(385)	4,374

Balance at September 30, 2013	$5,686	$(366)	$5,320

13.	Income Taxes

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

The Company recognized a benefit from income taxes of $2.3 million and $15.4 million for the nine-month periods ended September 30, 2013 and 2012, respectively, primarily due to a partial reversal of the Company's valuation allowance for deferred tax assets. In the 2013 period, the Company reversed $2.8 million of the valuation allowance as a result of deferred tax liabilities recognized related to the unrealized gains on marketable securities. In the 2012 period, the Company reversed $15.1 of the valuation allowance as a result of deferred tax liabilities recognized related to the identifiable intangible assets recorded in connection with the acquisition of Sun Well in May 2012.

14.	Segment Information

The Company currently reports its business in two reportable segments - Energy and Sports. The Company measures profit or loss of its segments based on operating income (loss).

Segment information relating to the Company's results of continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
Energy	$25,162	$33,037	$78,272	$70,788
Sports	6,683	1,256	9,299	2,401
Total revenues	$31,845	$34,293	$87,571	$73,189

Operating income (loss)
Energy	$2,006	$5,566	$8,626	$14,550
Sports	88	(463)	(1,790)	(1,392)
Total segment operating income	2,094	5,103	6,836	13,158
Corporate and other business activities	(2,033)	(1,816)	(6,658)	(6,852)
Interest income, net	472	81	2,341	572
Other income (expense), net	1,329	392	1,190	(81)
Income from continuing operations before income taxes	$1,862	$3,760	$3,709	$6,797

Depreciation and amortization expense:
Energy	$4,386	$5,028	$13,923	$9,935
Sports	175	169	494	389
Total depreciation and amortization expense	$4,561	$5,197	$14,417	$10,324

Segment information related to the Company's assets was as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Sports	$22,878	$7,613
Energy	181,866	199,889
Corporate and other business activities	315,327	258,993
Total assets	$520,071	$466,495

15.	Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerators:
Net income from continuing operations	$2,159	$4,865	$6,019	$22,175
Non-controlling interest	311	—	832	—
Net income from continuing operations attributable to Steel Excel Inc.	$2,470	$4,865	$6,851	$22,175

Income (loss) from discontinued operations, net of taxes	$—	$484	$—	$(1,986)
Non-controlling interest	—	—	—	580
Loss from discontinued operations, net of taxes, attributable to Steel Excel Inc.	$—	$484	$—	$(1,406)

Net income attributable to Steel Excel Inc.	$2,470	$5,349	$6,851	$20,769

Denominators:
Basic weighted average common shares outstanding	12,529	12,982	12,736	11,820
Effect of dilutive securities:
Stock-based awards	17	19	18	20
Diluted weighted average common shares outstanding	12,546	13,001	12,754	11,840

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.20	$0.37	$0.54	$1.88
Income (loss) from discontinued operations, net of taxes	$—	$0.04	$—	$(0.12)
Net income	$0.20	$0.41	$0.54	$1.76

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.20	$0.37	$0.54	$1.87
Income (loss) from discontinued operations, net of taxes	$—	$0.04	$—	$(0.12)
Net income	$0.20	$0.41	$0.54	$1.75

16.	Related Party Transactions

SPLP beneficially owned approximately 53.7% of the Company’s outstanding common stock as of September 30, 2013. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Each of Warren G. Lichtenstein and Jack L. Howard is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

In October 2011, the Company contracted with SP Corporate Services LLC (“SP Corporate”), a SPLP affiliate, to provide financial management and administrative services, including the services of a chief financial officer. Through July 2012, the Company paid SP Corporate $35,000 per month for the provision of such services. Effective August 2012, the services SP Corporate provides were expanded to include executive and financial management services in the areas of finance, regulatory reporting, and other administrative and operational functions. The Company pays SP Corporate $300,000 per month for these expanded services. The services agreement with SP Corporate was approved by a committee of the Company’s independent directors. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the three months ended September 30, 2013 and 2012, the Company incurred expenses of $1.0 million and $0.9 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. During the nine months ended September 30, 2013 and 2012, the Company incurred expenses of $3.0 million and $1.3 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. As of September 30, 2013, the Company owed SP Corporate $0.2 million.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

The Company holds $15.1 million of short-term deposits at WebBank, an affiliate of SPLP, and recorded interest income of $21,231 and $68,918 for the three and nine months ended September 30, 2013, respectively. The Company recorded interest income of $32,271 and $57,997 from WebBank during the three and nine months ended September 30, 2012, respectively.

17.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing financing and investing activities for the nine months ended September 30, 2013 and 2012, were as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)

Interest paid	$539	$222
Income taxes paid	$1,594	$—

Non-cash investing and financing activities:
Issuance of common stock for acquisition of Sun Well	$—	$60,825

18.	Subsequent Events

On October 29, 2013, a newly-formed, wholly owned subsidiary of Steel Energy entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”) for $60.0 million in cash.  Closing of Asset Purchase Agreement is subject to several closing conditions, including that there has been no material adverse effect on the condition of Black Hawk, consent, if necessary, of the lenders under the Steel Energy Credit Agreement, certain employees of Black Hawk accepting employment, and satisfaction of certain employment matters requirements.  In connection with the Asset Purchase Agreement, Steel Energy will execute a guaranty at closing that guarantees the payment obligations, if any, of its newly-formed subsidiary after the closing.

In November 2013, Ruckus cancelled a scheduled event and placed the majority of its employees on non-paid leave as a result of not having sufficient cash to fund current operations.  Ruckus continues to explore its alternatives and assess its ability to remain a going concern.

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

Commencing with the quarterly period ended June 30, 2013, the Company's quarter-end dates coincide with the calendar quarter-end dates. Prior to that time, the Company's quarter-end dates were based on fiscal quarters ending on the thirteenth Saturday of such fiscal quarter. The Company's quarter-end dates were September 30 and September 29 for the 2013 and 2012 periods, respectively.

In February 2012 and May 2012, the Company acquired Eagle Well Services, Inc., and Sun Well Service, Inc. ("Sun Well"), respectively, both of which are included in the Company's Energy segment.

In January 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC ("Ruckus"). The Company consolidates Ruckus based on its assessment that Ruckus is a variable interest entity and that the Company is the primary beneficiary. In May 2013 and July 2013 the Company acquired additional membership interests in Ruckus of 10% and 15%, respectively, increasing the Company's ownership interest to 45% as of September 30, 2013. In November 2013, Ruckus cancelled a scheduled event and placed the majority of its employees on non-paid leave as a result of not having sufficient cash to fund current operations.  Ruckus continues to explore its alternatives and assess its ability to remain a going concern.

In June 2013, the Company acquired 80% of the outstanding common stock of UK Elite Soccer, Inc. ("UK Elite"). Both Ruckus and UK Elite are included in the Company's Sports segment.

In July 2013, Steel Energy Ltd, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Energy Credit Agreement”) that provided for a borrowing capacity of $80.0 million consisting of a $70.0 million secured term loan that was fully drawn upon closing and up to $10.0 million in revolving loans. A pre-existing credit agreement at Sun Well (the “Sun Well Credit Agreement”) that had been fully repaid was terminated upon closing of the Energy Credit Agreement.

In July 2012, the Company shut down The Show, a Sports segment operation that was not meeting expectations. The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q reflect The Show as a discontinued operation.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

The net revenues and operating income by reportable segment for the three- and nine-month periods ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Energy net revenues	$25,162	$33,037	$78,272	$70,788
Sports net revenues	6,683	1,256	9,299	2,401
Consolidated net revenues	$31,845	$34,293	$87,571	$73,189

Energy operating income	$2,006	$5,566	$8,626	$14,550
Sports operating income (loss)	88	(463)	(1,790)	(1,392)
Corporate and other business activities	$(2,033)	$(1,816)	$(6,658)	$(6,852)
Consolidated operating income	$61	$3,287	$178	$6,306

Nine months ended September 30, 2013, compared to nine months ended September 30, 2012

Net revenues for the nine months ended September 30, 2013, increased by $14.4 million as compared to the 2012 period. Net revenues from the Company's Energy segment increased by $7.5 million as a result of the acquisition of Sun Well in May 2012 being included for the entire 2013 period. Such increase was partially offset by a decrease in revenues at operations in the Energy segment operated in both periods as a result of increased competition in the marketplace and a decline in rig utilization partially resulting from unfavorable weather conditions. Net revenues from the Company's Sports segment increased by $6.9 million primarily as a result of acquisitions consummated subsequent to the 2012 period.

Gross profit for the nine months ended September 30, 2013, decreased by $2.0 million as compared to the 2012 period, and as a percentage of revenue declined to 29.0% from 37.4%. Gross profit in the Energy segment decreased by $5.2 million and as a percentage of revenue declined to 26.0% in the first nine months of 2013 from 36.2% in the comparable 2012 period. Such decline in the 2013 period was due primarily to increased competition in the marketplace, a decline in rig utilization as a result of unfavorable weather conditions, increased rig staffing costs, fewer rigs operating around the clock that resulted in higher costs for generating comparable revenues, a decline in higher-margin services in the 2013 period resulting from a change in the overall mix of services provided, increased workers compensation insurance costs, and settlement of a customer claim. Gross profit in the Sports segment increased by $3.2 million primarily as a result of acquisitions consummated subsequent to the 2012 period.

Selling, general and administrative ("SG&A") expenses in the first nine months of 2013 increased by $2.5 million as compared to the comparable 2012 period primarily as a result of the acquisitions in the Sports segment and Sun Well being included for the entire 2013 period, partially offset by the reversal of the contingent consideration liability associated with the acquisition of Rogue and certain credits received related to insurance.

Amortization of intangibles in the first nine months of 2013 increased by $1.6 million as compared to the comparable 2012 period as a result of intangible assets recognized in connection with the acquisition of Sun Well.

Net interest income of $2.3 million in the first nine months of 2013 increased by $1.8 million as compared to the 2012 period primarily as a result of increased interest income of $2.5 million from the Company investing in higher yield money market funds and corporate obligations in the 2013 period. Such increase was partially offset by an increase in interest expense of $0.7 million primarily associated with the borrowings under the Steel Energy Credit Agreement.

Other income of $1.2 million in the first nine months of 2013 primarily represented realized gains on the sale of marketable securities of $1.8 million partially offset by a loss on extinguishment of debt of $0.5 million from the write off of unamortized deferred financing costs upon terminating the Sun Well Credit Agreement.

The Company recognized a benefit for income taxes of $2.3 million and $15.4 million for the nine months ended September 30, 2013 and 2012, respectively, primarily as a result of a reversal of a portion of its valuation allowance for deferred income tax assets. Such reversal in the 2013 period resulted from the deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income. Such reversal in the 2012 period resulted from the deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with the acquisition of Sun Well.

The results of operations for the nine months ended September 30, 2012, included a loss from discontinued operations of $2.0 million related to The Show.

Three months ended September 30, 2013, compared to three months ended September 30, 2012

Net revenues for the three months ended September 30, 2013, decreased by $2.4 million as compared to the 2012 period. Net revenues from the Company's Energy segment decreased by $7.9 million as a result of increased competition in the marketplace and a decline in rig utilization. The decrease in net revenues in the Energy segment were partially offset by an increase of $5.4 million in the Company's Sports segment primarily as a result of acquisitions consummated subsequent to the 2012 period.

Gross profit for the three months ended September 30, 2013, decreased by $3.8 million as compared to the 2012 period, and as a percentage of revenue declined to 26.5% from 35.6%. Gross profit in the Energy segment decreased by $6.2 million and as a percentage of revenue declined to 20.3% in the third quarter of 2013 from 34.2% in the comparable 2012 period. Such decline in the 2013 period was due primarily to increased competition in the marketplace, a decline in rig utilization, increased rig staffing costs, fewer rigs operating around the clock that resulted in higher costs for generating comparable revenues, a decline in higher-margin services in the 2013 period resulting from a change in the overall mix of services provided, increased workers compensation insurance costs, and settlement of a customer claim. Gross profit in the Sports segment increased by $2.4 million primarily as a result of acquisitions consummated subsequent to the 2012 period.

SG&A expenses in the third quarter of 2013 increased by $0.1 million as compared to the comparable 2012 period primarily as a result of the acquisitions in the Sports segment, partially offset by the reversal of the contingent consideration liability associated with the acquisition of Rogue and certain credits received related insurance.

Amortization of intangibles in the third quarter of 2013 decreased by $0.7 million as compared to the comparable 2012 period as a result of a reduced rate of amortization in the second year for the intangible assets recognized in connection with the acquisition of Sun Well.

Net interest income of $0.5 million in the third quarter of 2013 increased by $0.4 million as compared to the 2012 period primarily as a result of increased interest income of $0.9 million from the Company investing in higher yield money market funds and corporate obligations in the 2013 period. Such increase was partially offset by an increase in interest expense of $0.5 million primarily associated with the borrowings under the Steel Energy Credit Agreement.

Other income of $1.3 million in the third quarter of 2013 primarily represented realized gains on the sale of marketable securities of $1.9 million partially offset by a loss on extinguishment of debt of $0.5 million from the write off of unamortized deferred financing costs upon terminating the Sun Well Credit Agreement.

The Company recognized a benefit for income taxes of $0.3 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, primarily as a result of a reversal of a portion of its valuation allowance for deferred income tax assets. Such reversal in the 2013 period resulted from the deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income. Such reversal in the 2012 period resulted from the deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with the acquisition of Sun Well.

Financial Condition

The Energy Credit Agreement entered into on July 3, 2013, provided for a borrowing capacity of $80.0 million consisting of a $70.0 million secured term loan (the “Term Loan”) that was fully drawn by Steel Energy on July 3, 2013, and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Energy Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well and Rogue, and a pledge of all of the issued and outstanding shares of capital stock of Sun Well and Rogue, and are fully guaranteed by Sun Well and Rogue. The proceeds of the Term Loan at closing, along with proceeds from intercompany loans to Steel Energy from Sun Well and Rogue, were used to pay the Company a dividend of $80.0 million and certain fees and expenses related to the Energy Credit Agreement. The Company incurred fees totaling approximately $1.1 million in connection with the Energy Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense.

The Energy Credit Agreement has a five-year term, with the Term Loan amortizing in quarterly installments of $2.5 million and a balloon payment due on the maturity date. Borrowings under the Energy Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Energy Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, the Company is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans.

The Energy Credit Agreement contains standard representations and warranties, and leverage ratio and fixed charge coverage ratio covenants. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well or Rogue or Steel Partners Holdings L.P. (“SPLP”) owning, directly or indirectly, less than 35% of Steel Energy or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at September 30, 2013, totaled $121.9 million and $169.5 million, respectively. Working capital in the first nine months of 2013 increased by $15.2 million. The increase in working capital from the $70.0 million in proceeds from the Steel Energy Credit Agreement were partially offset by investments in cost method and equity method investees of $25.0 million and $9.2 million, respectively, repurchases of the Company's common stock totaling $17.8 million, and repayments of the current portion of long-term debt totaling $6.5 million.

Cash flows from operating activities of continuing operations increased by $19.3 million in the first nine months of 2013 as compared to the 2012 period primarily due to the timing of collections of trade receivables.

During the first nine months of 2013, the Company received cash proceeds from the sales and maturities of marketable securities, net of purchases, of $38.9 million and received cash proceeds from the Steel Energy Credit Agreement, net of debt repayments, of $54.5 million. During the 2013 period the Company invested $25.0 million and $9.2 million in cost method and equity method investees, respectively, paid $1.1 million for acquisitions net of cash acquired, invested $6.2 million in property and equipment, and paid $17.8 million to repurchase shares of its common stock.

At September 30, 2013, the Company had $291.4 million in cash and marketable securities, of which approximately $1.7 million was held by foreign subsidiaries whose functional currency is the local currency. Available-for-sale securities included short-term deposits, corporate debt and equity instruments, United States government securities, and securities of government agencies, and were recorded on our consolidated balance sheets at fair market value, with any related unrealized gain or loss reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

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

On October 29, 2013, a newly-formed, wholly owned subsidiary of Steel Energy entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”) for $60.0 million in cash.  Closing of Asset Purchase Agreement is subject to several closing conditions, including that there has been no material adverse effect on the condition of Black Hawk, consent, if necessary, of the lenders under the Steel Energy Credit Agreement, certain employees of Black Hawk accepting employment, and satisfaction of certain employment matters requirements.  In connection with the Asset Purchase Agreement, Steel Energy will execute a guaranty at closing that guarantees the payment obligations, if any, of its newly-formed subsidiary after the closing.

Commitments and Contingencies

Contractual Obligations

Other than the contractual obligation incurred by the Company in connection with the Steel Energy Credit Agreement, there were no other material changes in the Company’s contractual obligations at September 30, 2013, as compared to those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Legal Proceedings

In the ordinary course of our business, we are subject to periodic lawsuits, investigations, claims, and proceedings, including, but not limited to, contractual disputes and employment matters as well as claims associated with our historical acquisitions and divestitures. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims, and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

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

Critical Accounting Policies

The Company's critical accounting policies have not changed from those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2013, which was the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, March 2013, and September 2013, the Board of Directors authorized stock repurchase programs to acquire up to 200,000 shares, 400,000 shares, and 350,000 shares, respectively, of the Company's common stock. The maximum number of shares authorized in the November 2012 and March 2013 programs had been repurchased as of September 30, 2013. The September 2013 program is expected to continue through the end of 2013 unless extended or shortened by the Board of Directors. The following table summarizes, by month, the repurchases made during the three months ended September 30, 2013, under the repurchase programs.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)
Month of July 2013	10,137	$28.99	10,137	151,318

Month of August 2013	115,388	$28.91	115,388	35,930

Month of September 2013	182,815	$29.13	182,815	203,115
Total	308,340	$29.04	308,340

Item 6. Exhibits

2.1
Stock Purchase and Sale Agreement, dated as of July 11, 2013, between Steel Excel Inc. and  iGo, Inc. (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Steel Excel Inc. with the Securities and Exchange Commission  on July 22, 2013).

10.1
Credit Agreement, dated as of July 3, 2013, among Steel Energy Ltd., and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender, a Revolving Lender, a Swing Line Lender and a Term Lender, RBS Citizens, N.A., as a Revolving Lender and a Term Lender and Comerica Bank, as a Revolving Lender and a Term Lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Steel Excel Inc. with the Securities and Exchange Commission on July 10, 2013).

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

Steel Excel Inc.

By:	/s/Jack L. Howard
	Jack L. Howard Vice Chairman (Principal executive officer)	Date:	November 7, 2013

By:	/s/James F. McCabe, Jr.
	James F. McCabe, Jr. Chief Financial Officer (Principal financial officer)	Date:	November 7, 2013