Form 10-K
period 2013-12-31
Steel Excel Inc.
filed 2014-03-12
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or

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
Common Stock, par value $0.001 per share
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2013, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $129.1 million.

As of February 28, 2014, there were 11,969,216 shares of Steel Excel’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

Certain statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See “Risk Factors” in Item I Part 1A of this annual report on Form 10-K for a description of certain factors that might cause such differences.
PART I

Item 1. Business

General
Steel Excel Inc. and it subsidiaries (“Steel Excel”, the “Company”, “we”, “us”, “our”) operate in two segments - Energy and Sports. Through its wholly-owned subsidiary Steel Energy Ltd. ("Steel Energy"), the Company’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., the Company’s Sports business provides event-based sports services and other health-related services. The Company also continues to identify business acquisition opportunities in other unrelated industries. Steel Partners Holdings L.P. (“Steel Partners”), an affiliate, beneficially owned approximately 55.1% of the Company’s outstanding common stock as of December 31, 2013.
Through September 2010, the Company provided enterprise-class external storage products and software to original equipment manufacturers, at which time the Company wound down its remaining business operations. At such time the Company focused on capital redeployment and identification of new business opportunities in which it could utilize existing working capital and maximize the use of net operating losses.
The Company began its Energy business in December 2011 with the acquisition of the business and assets of Rogue Pressure Services, LLC (“Rogue”). The Company expanded the business with the acquisition of the business and assets of Eagle Well Services, Inc., in February 2012 and the acquisition of Sun Well Service, Inc. ("Sun Well") in May 2012, both of which operate as Sun Well Service as a combined business. In December 2013, the Company further expanded its Energy business with the acquisition of the business and assets of Black Hawk Energy Services, Inc. (“Black Hawk”), for $60.8 million.
The Company began its Sports business in June 2011 with the acquisition of the assets of Baseball Heaven LLC (“Baseball Heaven”), a provider of baseball facility services, and the acquisition in August 2011 of a 75% membership in The Show, LLC (“The Show”), a provider of baseball uniforms to Little League and softball players and coaches. The Company expanded the business with the acquisition of a 50% interest in two CrossFit® facilities in California in November 2012. In January 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC (“Ruckus”), an obstacle course and mass-participation events company that was controlled by the Company through its majority representation on the Ruckus board. The Company increased its membership interest in Ruckus to 45% during 2013. Also in January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company that is accounted for as an equity-method investment. In June 2013, the Company further expanded its Sports business with the acquisition of 80% of UK Elite Soccer, Inc. (“UK Elite”), a provider of youth soccer programs and camps.
In July 2012 and November 2013 the Company shut down The Show and Ruckus, respectively, after they did not meet operational and financial expectations. The Show and Ruckus are each reported as discontinued operations in the Company’s consolidated financial statements.
In October 2011, we effected a reverse split (the “Reverse Split”) immediately followed by a forward split (the “Forward Split”). The exchange ratio for the Reverse Split was 1-for-500 and the exchange ratio for the Forward Split was 50-for-1. As a result of the Reverse Split, stockholders holding less than 500 shares received a cash payment for all of their shares. All remaining stockholders following the Forward Split received a cash payment for any fractional shares that they would otherwise have received.
In December 2010, we changed our fiscal year-end date from March 31 to December 31. Accordingly, we had a nine-month transition period from April 1, 2010, to December 31, 2010, and any reference to “fiscal year” for periods prior to such time cover the twelve-month period ended March 31 of such year.

The Company was incorporated in California in 1981 under the name “Adaptec, Inc.”, and reincorporated in Delaware in March 1998. The Company subsequently changed its name to “ADPT Corporation” in June 2010 and to “Steel Excel Inc.” in October 2011. Our website is http://www.steelexcel.com. All reports we file electronically with the Securities and Exchange Commission, including annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and proxy statements along with any amendments to those reports are available, free of charge, on or through our website as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.
Segment Information
See Note 20 to the Company’s consolidated financial statements for information regarding segments.
Services
Energy business. The Energy business provides various services to exploration and production companies in the oil and gas business. The services provided include well completion and recompletion, well maintenance and workover, snubbing, flow testing, down hole pumping, plug and abatement, and rental of auxiliary equipment. Prior to the acquisition of the Black Hawk business in December 2013, the Energy business primarily provided its services to customers’ extraction and production operations in North Dakota and Montana in the Bakken basin, and to a lesser extent serviced customers in Colorado and Wyoming in the Niobrara basin. The acquisition of the Black Hawk business increased the Energy business’ heavy concentration in the Bakken basin, and expanded the business into Texas in the Permian basin and New Mexico in the San Juan basin.
Well completion services involve prepping the well for production, including running frac strings, setting production tubing, installing down hole equipment, drilling out vertical and horizontal plugs, cleaning out the wellbore, and starting production flow. Well recompletion services involve assisting in the re-stimulation of an existing well or plug-back to shut off the flow in the well from points before the plug. Well maintenance and workover services include pulling rods or tubing, installing submersible pumping equipment, repairing casing, and swabbing. Snubbing services involve installing or removing tubes to enable the customer to continue to work on a well and perform many tasks without having to stop production. Flow testing services involve separating the elements - oil, water, gas, and solids - so that the customer can maximize the quality and quantity of their product. Down hole pumping services involve pumping the necessary fluids into the wellbore. Plug and abatement services involve sealing the well and cleaning the site to reduce the potential for any pollution.
Sports business. The Sports business provides baseball facility services, soccer camps and leagues, and strength and conditioning services. The baseball facility services, which include tournaments, field rentals, camps, and player and umpire instruction, are provided at our facility that is equipped with four full-sized outdoor fields, three smaller youth-sized outdoor fields, and an indoor facility. Soccer camps and leagues are run at facilities owned by municipalities or schools and are run either in conjunction with local youth soccer leagues or as a stand-alone offering. Strength and conditioning services are provided at the two CrossFit® facilities.
Customers
Our Energy business client base consists of exploration and production companies in the oil and gas industry. For the year ended December 31, 2013, revenues from Continental Resources and XTO Energy represented 17.0% and 10.5% of the Company’s consolidated revenues, respectively. For the year ended December 31, 2012, revenues from Continental Resources and Zenergy, Inc., represented 11.1% and 11.0% of the Company’s consolidated revenues, respectively. For the years ended December 31, 2013 and 2012, revenues from the Energy business’ five largest customers represented 51.3% and 48.3%, respectively, of the Company's consolidated revenues. For the years ended December 31, 2013 and 2012, the Energy business’ five largest customers represented 56.1% and 49.7%, respectively, of the segment's revenues and the fifteen largest customers represented 88.2% and 89.1%, respectively, of the segment’s revenues. The loss of a significant customer could have a material adverse effect on the Energy business and Steel Excel.
Our Sports business client base consists of numerous municipalities, youth sports leagues and organizations, and individuals, none of which provide a significant percentage of the Company’s consolidated revenues. The loss of a customer would not have a material adverse effect on the Sports business or Steel Excel.
Sales and Marketing
We rely primarily on our local operations to sell and market our services. Because they have conducted business together over several years, the members of our local operations have established strong working relationships with certain of our clients. These strong client relationships provide a better understanding of region-specific issues and enable us to better address customer needs.
Competition
Energy business. The Energy business operates in a highly competitive industry that is influenced by price, capacity, reputation, and experience. With oil and natural gas prices and drilling activities at high levels, service companies are ordering new equipment to expand their capacity as they are seeing increased demand for their services and attractive returns on investment. To be successful, we must provide services that meet the specific needs of oil and gas exploration and production companies at competitive prices. In addition, we need to maintain a safe work environment and a well-trained work force to remain competitive.
Our Energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours, and holidays during the winter months. Heavy snow, ice, wind, or rain can make it difficult to operate and to move equipment between work sites, which can reduce our ability to provide services and generate revenues. These seasonal factors affect our competitors as well. Demand for services in the industry as a whole fluctuates with the supply and demand for oil and natural gas. In general, the need for our services increases when demand exceeds supply. The oil and gas exploration and production companies attempt to take advantage of a higher-priced environment when demand exceeds supply, which leads to an increased need for our services. Conversely, as supply equals or exceeds demand, the oil and gas exploration and production companies will cut back on their production resulting in a decline in their well servicing needs.
Sports business. The market for the Sports business’ baseball facility services and soccer camps and leagues is very fragmented, and its competitors are primarily small local or regional operations. The market for its strength and conditioning services is fragmented, and its competitors vary from large national providers of such services to local providers of comparable or other niche services.
The baseball facility services and soccer camps and leagues are affected by seasonal factors, with business volume declining from late autumn through early spring as a result of colder temperatures and fewer daylight hours. In addition, inclement weather during peak seasons can have an adverse effect on the business since fields may not be available to reschedule any cancelled events. In 2013, we completed the construction of an indoor baseball facility to enable us to provide year-round baseball services to partially mitigate the revenue declines experienced in non-peak months and during periods of inclement weather.
Government and Environmental Regulation
Our businesses are subject to multiple federal, state, and local laws and regulations pertaining to worker safety, the handling of hazardous materials, transportation standards, and the environment.
Among the various environmental laws we are subject to, the Clean Water Act established the basic structure for regulating discharges of pollutants into the waters of the United States and quality standards for surface waters. Our businesses could be required to obtain permits for the discharge of wastewater or stormwater. In addition, the Oil Pollution Act of 1990 imposed a multitude of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in the waters of the United States. These and comparable state laws provide for administrative, civil, and criminal penalties for unauthorized discharges and impose stringent requirements for spill prevention and response planning, as well as considerable potential liability for the costs of removal and damages in connection with unauthorized discharges.
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
Our businesses are also subject to the Clean Air Act, as amended, and comparable state laws and regulations that restrict the emission of air pollutants and impose various monitoring and reporting requirements. These laws and regulations may require us to obtain approvals or permits for construction, modification, or operation of certain projects or facilities and may require use of emission controls. Various scientific studies suggest that emissions of greenhouse gases, including, among others, carbon dioxide and methane, contribute to global warming. While it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any new restrictions on emissions that are imposed could result in increased compliance costs for, or additional operating restrictions on, our customers and, which could have an adverse effect on our business.
We are also subject to the Occupational Safety and Health Act, as amended, (“OSHA”) and comparable state laws that regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in our operations be maintained and provided to employees and state and local government authorities. We believe we are in substantial compliance with OSHA and comparable state law requirements, including general industry standards, recordkeeping requirements, and monitoring of occupational exposure to regulated substances.
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
Employees
As of December 31, 2013, we had 819 employees, of which 763 were full-time employees and 56 were part-time employees. All of our employees are located in the United States. We also hire additional full-time and part-time employees during peak seasonal periods. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Item 1A. Risk Factors

Our business faces significant risks, including those described is this Item 1A. If any of the events or circumstances described below as possible risk factors actually occur, our business, financial condition, or results of operations could be adversely affected and could result in a decline in the trading price of our common stock. Additional risks that we are not aware of or that we currently think are immaterial may also ultimately have an adverse effect on our results of operations and financial condition.
We may be unable to identify and acquire new businesses, which could have an adverse effect on our long term growth. Acquisitions are a key element of our business strategy. We may not be able to identify and acquire acquisition candidates on acceptable terms. Our inability to identify and acquire new businesses on acceptable terms could have an adverse effect on our long-term growth.
We may be unable to integrate new businesses, which could have an adverse effect on our results of operations, financial condition, and long-term growth. We may not be able to properly integrate acquired businesses, which could result in such businesses not performing as expected when the acquisition was consummated and possibly being dilutive to our overall operating results. Our inability to properly integrate acquired businesses could result from, among other things, the following:

•	our failure to retain and attract key employees;

•	our failure to retain and attract new customers;

•	our failure to develop effective sales and marketing capabilities; and

•	our failure to properly operate new lines of business.

Our inability to integrate new businesses could have an adverse effect on our results of operations, financial condition, and our long-term growth.
Our stockholders may be subject to the broad discretion of management and the Board of Directors. As we continue to identify new businesses and investment opportunities, our stockholders may not have an opportunity to evaluate the specific merits or risks of any proposed transactions or investments. As a result, our stockholders may depend on the broad discretion and judgment of management and our Board of Directors in connection with our deployment of capital and the selection of acquisition or investment targets. There can be no assurance that the determinations ultimately made will permit us to achieve and sustain profitable operations and maintain the value of the Company.
We may issue shares of our common stock in the future, which could result in dilution to existing stockholders and have an adverse effect on the price of our common stock. As part of our strategy to grow through acquisitions we may issue additional shares of common stock as consideration for such acquisitions and also may issue common stock to employees and contractors as compensation. Any such issuances of common stock will result in our existing stockholders’ equity interest being diluted. Such issuances of common stock will also increase the number of outstanding shares of common stock that will be available for sale in the open market, and those individuals receiving shares of our common stock may be more likely to sell, which could have an adverse effect on the price of our common stock.
We may be deemed an investment company, which could impose on us burdensome compliance requirements and restrict our activities. The Investment Company Act of 1940, as amended (the “Investment Company Act”), requires companies to register as an investment company if they are engaged primarily in the business of investing, reinvesting, owning, holding, or trading securities. Generally, companies may be deemed investment companies under the Investment Company Act if they are viewed as engaging in the business of investing in securities or they own investment securities having a value exceeding 40% of certain assets. Depending on our future activities and operations, we may become subject to the Investment Company Act. Although the Investment Company Act provides certain exemptions, we may not qualify for any of these exemptions. If we are deemed to be an investment company we may be subject to certain restrictions that may make it difficult for us to complete business combinations, including restrictions on the nature of and custodial requirements for holding our investments and restrictions on our issuance of securities, which we may use as consideration in a business combination. In addition, if we are deemed to be an investing company we may have imposed upon us additional burdensome requirements, including the following:

•	having to register as an investment company;

•	adopting a specific form of corporate structure; and

•	having to comply with certain reporting, record keeping, voting, proxy, and disclosure requirements.

Such additional requirements would require us to incur additional costs and have an adverse effect on our results of operations and our ability to effectively carry out our business plan.
We may sustain losses in our investment portfolio losses, which could have an adverse effect on our results of operations, financial condition, and liquidity. A substantial portion of our assets consists of investments in marketable securities that we classify as available-for-sale securities, which are adjusted to fair value each period. An adverse change in global economic conditions may result in a decline in the value of our marketable securities. We have not recognized declines in the value of marketable securities held since we have deemed such unrealized losses to be temporary. However, any such declines in value will be recognized as losses upon the sale of such securities or if such declines are deemed to be other than temporary. Any adverse changes in the financial markets and resulting declines in value of our marketable securities could have an adverse effect on our results of operations, financial condition, and liquidity.
Our cash balances could be adversely affected by the instability of financial institutions. We maintain our cash, cash equivalents, and marketable securities with certain financial institutions at which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. There could be an impact on our cash balances if financial institutions at which we maintain our cash and investments experience financial difficulties, which would have an adverse effect on our results of operations and financial condition.
We may not be able to fully utilize our tax benefits, which could result in increased cash payments for taxes in future periods. Net operating losses (“NOLs”) may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized our NOLs and other carry-forwards could provide us with significant tax savings in future periods. Our ability to utilize these tax benefits in future years will depend upon our ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs. The potential benefit of the NOLs and other carry-forwards may be limited or permanently lost as a result of the following:

•	our inability to generate sufficient taxable income in future years to use such benefits before they expire;

•
a change in control of the Company that would trigger limitations on the amount taxable income in future years that may be offset by NOLs and other carry-forwards that existed prior to the change in control; and

•	examinations and audits by the Internal Revenue Service and other taxing authorities could reduce the amount of NOLs and other credit carry-forwards that are available for future years.

We maintain a full valuation allowance against our NOLs and other carry-forwards due to uncertainty regarding our ability to generate sufficient taxable income in future periods. Our inability to utilize the NOLs and other carry-forwards could result in increased cash payments for taxes in future periods.
We may be liable for additional income taxes upon examination or audit by the taxing authorities. We are subject to income and other taxes in the United States and certain foreign jurisdictions in which we formerly operated. Our tax provision reflects judgments and estimates, including settlements, that are subject to audit and redetermination by the various taxing authorities. Although we believe our estimates are reasonable, the ultimate outcome of these tax matters may differ materially from the amounts recorded in our consolidated financial statements, which could have an adverse effect on our results of operations and financial position.
The Energy business carries inherent risks that could result in significant litigation. From time to time we are subject to litigation or claims that arise in the normal course of business. While the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, and results of operations could be materially and adversely affected.
Internal controls weaknesses that are currently immaterial may become material in future periods. We have identified certain deficiencies or weaknesses in internal controls over financial reporting as immaterial and therefore not requiring disclosure in our public filings with the Securities and Exchange Commission. Changes in circumstances could result in such deficiencies or weaknesses becoming material, which could result in material misstatements in our financial statements and required public disclosure if the appropriate remediation action is not undertaken.
A significant disruption in, or breach in security of, our information technology systems could adversely affect our business. We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions, or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, or suppliers. Any such events could disrupt our operations, inhibit our ability to produce financial information, damage customer relationships and our reputation, and result in legal claims or proceedings, liability, or penalties under privacy laws, each of which could adversely affect our business and our financial statements.
We may incur impairments charges related to our long-lived assets. We periodically evaluate the carrying value of our long-lived assets, including our property and equipment, identified intangible assets, and goodwill for impairment. In performing these assessments we rely on cash flow projections based on our current operating plans, estimates, and judgments. We could incur impairment charges if our actual results are materially different from such cash flow projections, which could have a material adverse effect on our financial position and results of operations.
We are heavily dependent on the oil and gas industry in North America. Our Energy business is dependent on our customers’ willingness to continue to explore for and produce oil and natural gas in North America, primarily in the Bakken and Permian basins. Factors affecting our customers’ willingness to continue to undertake exploration and production activities include the following:

•	the prices for oil and natural gas and our customers’ perceptions of such prices in the future;

•	the supply and demand for oil and natural gas;

•	the cost for our customers to conduct the necessary exploration and production activities;

•	the discovery of new oil and gas reserves;

•	the availability of pipelines and other means of transportation;

•	increased regulation of the means of transporting oil out of the Bakken basin by rail or road;

•	the availability and cost of capital;

•	production levels and geopolitical factors in other oil and gas producing countries;

•	the price and availability of alternative sources of energy; and

•	weather conditions.

The adverse effects of any of these factors could result in a reduction in our customers’ exploration efforts, which could have a significant adverse effect on our results of operations.
We are exposed to potential unrecoverable losses that could have an adverse effect on our results of operations and financial condition. Our Energy business is subject to many hazards inherent in the industry, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage, or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage, and damage to the property of others. We may be unable to obtain desired contractual indemnities for such hazards, and our insurance may not provide adequate coverage in certain instances. The occurrence of an event not fully indemnified or insured, or the failure or inability of a customer or insurer to meet its financial obligations, and resulting claims and litigation, could result in substantial losses and have a significant adverse effect on our results of operations and financial condition.
We could face increased competition in our Energy business, which could have an adverse effect on our results of operations. High oil and natural gas prices have resulted in an increase in drilling activity, increasing the demand for oilfield services. Oilfield service companies are purchasing new equipment to expand their capacity to take advantage of this increased activity, which could result in an increasingly competitive environment. This increased competition could lead to declines in our prices and utilization, which would have an adverse effect on our results of operations.
We could incur significant costs in the future to maintain regulatory compliance. Our Energy and Sports businesses are currently subject to federal, state, and local laws and regulations pertaining to worker safety, the handling of hazardous materials, transportation standards, and the environment, and may be subject to additional regulations in the future, including any regarding the emission of greenhouse gases. We may be required to obtain and maintain permits, approvals, and certificates from various authorities and incur other capital and operational costs in order to comply with such laws and regulations. Failure to comply with such laws and regulations could result in the assessment of penalties, imposition of cleanup and site restoration costs and liens, revocation of permits, or orders to limit or cease certain operations. In addition, certain such laws impose joint and several liability that could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions. While the cost of such compliance has not been significant in the past, new laws, regulations, and enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, which could have a material adverse effect on our results of operations and financial condition.
Increased regulation of hydraulic fracturing could have an adverse impact on our customers. Many of our customers utilize hydraulic fracturing services, which is the process of creating or expanding cracks, or fractures, in formations underground where water, sand, and other additives are pumped under high pressure into the formation. Although we are not a provider of hydraulic fracturing services, many of our services complement the hydraulic fracturing process. Legislation that has been introduced in Congress to provide for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process could be enacted. Additionally, the United States Environmental Protection Agency has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act and is completing the process of drafting guidance documents related to this asserted regulatory authority. Our customers’ operations could be adversely affected if additional regulation or permitting requirements were to be required for hydraulic fracturing activities, which could have an adverse effect on our results of operations.
Severe weather conditions could have an adverse effect on our customers and our ability to provide our services. Our Energy business is heavily concentrated in North Dakota and Montana, where severe weather conditions could result a curtailment of our customers’ service requirements, damage to our facilities and equipment resulting in increased repair costs and a suspension of our operations, our inability to deliver services, and an overall decline in productivity, all of which could result in an adverse effect on our results of operations. In addition, inclement weather could result in the cancellation of events and tournaments in our Sports business during peak seasons, which would have an adverse effect on our results of operations.
We may not be able to attract and retain qualified workers, which could have a significant adverse effect on our Energy business. Our Energy business operations require personnel with specialized skills and experience who can perform physically demanding work, and there is intense competition for these workers in the Bakken basin where our Energy business is concentrated. As a result workers may choose to pursue employment in fields that offer a more desirable work environment or better pay. Our inability to attract and retain such qualified workers could have an adverse effect on our productivity, the quality of our service offerings, and our ability to expand our operations, all of which could have an adverse effect on our results of operations.

We may not be able to implement commercially competitive services and products, which could have an adverse effect on our results of operations. The market for our Energy business is characterized by continual technological developments to provide better and more reliable performance and services. Our inability to implement commercially competitive services and access commercially competitive products in a timely manner in response to changes in technology or our existing technologies and work processes becoming obsolete could have an adverse effect on our results of operations.
Loss of a significant customer could have a material adverse effect on our results of operations and financial condition. The customer base of our Energy business is concentrated. For the year ended December 31, 2013, Continental Resources and XTO Energy represented 17.0% and 10.5%, respectively, of our consolidated revenues, and the fifteen largest customers in the Energy business represented approximately 80.6% of our consolidated revenues. The loss of a significant customer could have a material adverse effect on our results of operations and financial condition.
The beneficial ownership of our common stock by Steel Partners provides it with significant influence, and the common management shared with other Steel Partners’ entities may result in the interests of Steel Partners differing from the interests of other shareholders. At December 31, 2013, SPH Group Holdings LLC, an indirect wholly-owned subsidiary of Steel Partners, beneficially owned approximately 55.1% of our outstanding common stock. Warren G. Lichtenstein, the chairman of our board and chief executive of our Sports business, serves as executive chairman of the general partner of Steel Partners; Jack Howard, a director and our principal executive officer, serves as President and a director of the general partner of Steel Partners. In their capacities as directors and senior executive officers of the general partner of Steel Partners, Messrs. Lichtenstein and Howard generally have the ability to determine the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our certificate of incorporation, as amended, and the approval of any proposed merger. The interests of Messrs. Lichtenstein and Howard, as well as those of Steel Partners and its affiliates in such matters may differ from the interests of our other stockholders in some respects. In addition, employees and affiliates of Steel Partners hold positions with us, including John Quicke, a member of our Board of Directors and chief executive of our Energy business, James F. McCabe, Jr., our chief financial officer, and Leonard McGill, our general counsel.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Energy business owns four buildings in Williston, ND, including one that serves as its headquarters and operations hub in the Bakken basin along with separate buildings with office and shop space. The Energy business also leases shop space in Colorado to support the local operation under an arrangement that expires in 2014. The Energy business also leases shop space and office space under month-to-month arrangements on an as needed basis, and owns and leases housing for temporary living arrangements for certain of its employees.
The Sports business has a lease for office space in Hermosa Beach, CA, that expires in November, 2014, which serves as its headquarters. The Sports business has a lease for approximately 27.9 acres of land in Yaphank, NY, for its baseball services operation that expires in December 2016. Under this lease the Company has two extension options and a right of first refusal to purchase the parcel. The Sports business also has a lease for 2,300 square feet for its CrossFit® facility in Hermosa Beach, CA, that expires in July 2015 and a lease for 9,940 square feet for its CrossFit® facility in Torrance, CA, that expires in March 2023.
The Company believes that its facilities are adequate to meet its needs.
Item 3. Legal Proceedings

From time to time we are subject to litigation or claims that arise in the normal course of business. While the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, and results of operations could be materially and adversely affected.
Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded in the over the counter market and is quoted on the OTCQB marketplace under the symbol “SXCL.” The following table sets forth the high and low closing prices for each period indicated.

	2013		2012
	High	Low	High	Low

Quarter Ended March 31,	$27.30	$24.76	$28.50	$24.00
Quarter Ended June 30,	$29.00	$26.07	$28.48	$25.70
Quarter Ended September 30,	$29.65	$28.75	$27.50	$24.90
Quarter Ended December 31,	$29.90	$27.00	$25.50	$23.55
As of February 28, 2014, there were approximately 34 registered holders of record of our common stock, which does not include holders that have shares of common stock held for them by a broker or other nominee. No dividends have been paid on the Company’s common stock.
In September 2013, November 2013, and December 2013 our Board of Directors authorized stock repurchase programs to acquire up to 350,000, 200,000, and 200,000 shares of our common stock, respectively. These stock repurchase programs are in addition to previously announced repurchase programs. The maximum number of shares authorized in the September 2013 and November 2013 programs had been repurchased as of December 31, 2013. The following table summarizes, by month, the repurchases made during the three months ended December 31, 2013, under the repurchase programs.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month of October 2013	6,010	$27.98	6,010	197,105

Month of November 2013	143,012	$28.03	143,012	254,093

Month of December 2013	260,379	$28.39	260,379	193,714
Total	409,401	$28.26	409,401

The following stock performance graph compares the cumulative total stockholder return on our common stock to the Russell 2000 Index and the PHLX Oil Service Sector. The graph assumes that $100 was invested in each of the investments on March 31, 2008, with any dividends reinvested. This stock performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the “Exchange Act”) except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data

The following Selected Financial Data has been derived from our consolidated financial statements. Through September 2010, the Company provided enterprise-class external storage products and software to original equipment manufacturers (the "Predecessor Business"), at which time the Company wound down its remaining business operations. The Predecessor Business is reported as a discontinued operation in all periods presented in the Selected Financial Data. The Company began its Sports and Energy businesses in June 2011 and December 2011, respectively.
In December 2010, we changed our fiscal year-end date from March 31 to December 31. Accordingly, the Selected Financial Data includes a nine-month transition period from April 1, 2010, to December 31, 2010, and a fiscal year for the twelve-month period ended March 31, 2010.
The Selected Financial Data should be read in conjunction with our financial statements and notes thereto and with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,			Nine-Month Period Ended December 31, 2010 (C)	Fiscal Year Ended March 31, 2010 (D)
	2013 (A)	2012 (B)	2011
	(in thousands, except per share data)
Statements of Operations Data:
Net revenues (E)	$120,028	$100,104	$2,502	$—	$—
Income (loss) from continuing operations before income taxes	$7,049	$6,467	$(158)	$(9,784)	$(20,080)
Net income (loss) from continuing operations	$16,391	$22,179	$68	$(17,386)	$(17,232)
Net income (loss) from continuing operations attributable to Steel Excel Inc. per share of common stock - basic	$1.31	$1.83	$0.01	$(1.50)	$(1.45)

Balance Sheet Data:
Total assets	$538,039	$466,495	$368,677	$367,552	$429,076
Long-term obligations	$93,484	$14,397	$—	$—	$—

(A)	Includes a benefit from income taxes of $9.3 million.

(B)	Includes a benefit from income taxes of $15.7 million.

(C)	Includes a restructuring charge of $3.9 million.

(D)	Includes a restructuring charge of $1.1 million.

(E)
No revenues are reported for the periods ended December, 31, 2010, and March 31, 2010, since the Energy and Sports businesses had not yet commenced and the Predecessor Business is reported as a discontinued operation in all periods.

No cash dividends have been paid or declared on the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. The Energy segment focuses on providing drilling and production services to the oil and gas industry. The Sports segment provides event-based sports services and other health-related services. The Company also continues to identify other new business acquisition opportunities.

Through September 2010, the Company provided enterprise-class external storage products and software to original equipment manufacturers (the "Predecessor Business"), at which time the Company wound down its remaining business operations. At such time the Company focused on capital redeployment and identification of new business opportunities in which it could utilize existing working capital and maximize the use of net operating losses.
The Company began its Energy business in December 2011 with the acquisition of the business and assets of Rogue Pressure Services Ltd. (“Rogue”). The Company expanded the business with the acquisition of the business and assets of Eagle Well Services, Inc. ("Eagle Well"), in February 2012 and the acquisition of Sun Well Service, Inc. ("Sun Well") in May 2012, both of which operate under Sun Well as a combined business. In December 2013, the Company further expanded its Energy business with the acquisition of the business and assets of Black Hawk Energy Services, Inc. (“Black Hawk”), for $60.8 million.
The Company began its Sports business in June 2011 with the acquisition of the assets of Baseball Heaven LLC (“Baseball Heaven”), a provider of baseball facility services, and the acquisition in August 2011 of a 75% membership in The Show, LLC (“The Show”), a provider of baseball uniforms to Little League and softball players and coaches. The Company expanded the business with the acquisition of a 50% interest in two CrossFit® facilities in California in November 2012. In January 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC ("Ruckus"), an obstacle course and mass-participation events company that was controlled by the Company through its representation on the Ruckus board. The Company increased its membership interest in Ruckus to 45% during 2013. Also in January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company that is accounted for as an equity-method investment. In June 2013, the Company further expanded its Sports business with the acquisition of 80% of UK Elite Soccer, Inc. (“UK Elite”), a provider of youth soccer programs and camps.

In July 2012 and November 2013 the Company shut down The Show and Ruckus, respectively, after they did not meet operational and financial expectations. The Show and Ruckus are reported as discontinued operations in the Company’s consolidated financial statements.

In July 2013, Steel Energy Ltd, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Energy Credit Agreement”) that provided for a borrowing capacity of $80.0 million consisting of a $70.0 million secured term loan that was fully drawn upon closing and up to $10.0 million in revolving loans. A pre-existing credit agreement at Sun Well (the “Sun Well Credit Agreement”) that had been fully repaid was terminated upon closing of the Energy Credit Agreement. In December 2013, the term loan borrowing capacity under the Steel Energy Credit Agreement was increased to $95.0 million and the additional $25.0 million was drawn upon closing, with the proceeds used to partially fund the acquisition of Black Hawk.
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Results of Operations

The net revenues and operating income by reportable segment for the years ended December 31, 2013, 2012, and 2011, were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Energy net revenues	$109,624	$97,191	$1,417
Sports net revenues	10,404	2,913	1,085
Consolidated net revenues	$120,028	$100,104	$2,502

Energy operating income	$12,381	$16,837	$165
Sports operating loss	(1,408)	(2,061)	(354)
Corporate and other business activities	(8,411)	(8,959)	(8,322)
Consolidated operating income	$2,562	$5,817	$(8,511)

Year ended December 31, 2013, compared with 2012

Net revenues for the year ended December 31, 2013, increased by $19.9 million as compared to 2012. Net revenues from the Company's Energy segment increased by $12.4 million as a result of the acquisition of Sun Well in May 2012 being included for the entire 2013 period and the acquisition of Black Hawk in December 2013 being included in the 2013 period. Such increases were partially offset by a decrease in revenues at operations in the Energy segment operated in both periods as a result of increased competition in the marketplace and a slight decline in rig utilization resulting from unfavorable weather conditions. Net revenues from the Company's Sports segment increased by $7.5 million primarily as a result of the acquisition of UK Elite in June 2013 and the acquisition of the CrossFit® entities in November 2012 being included for the entire 2013 period.

Gross profit for the year ended December 31, 2013, increased by $0.6 million as compared to 2012, and as a percentage of revenue declined to 28.9% from 34.0%. Gross profit in the Energy segment decreased by $2.4 million and as a percentage of revenue declined to 27.0% in 2013 from 32.9% in 2012. The decline in 2013 was due primarily to increased competition in the marketplace, a slight decline in rig utilization as a result of unfavorable weather conditions, increased rig staffing costs, fewer rigs operating around the clock that resulted in higher costs for generating comparable revenues, a decline in higher-margin services in 2013 resulting from a change in the overall mix of services provided, increased workers compensation insurance costs, and settlement of a customer claim. Such decline in the Energy segment was partially offset by the gross profit generated by Black Hawk in 2013 subsequent to the acquisition. Gross profit in the Sports segment increased by $3.0 million primarily as a result of the acquisition of UK Elite in June 2013 and the acquisition of the CrossFit® entities in November 2012 being included for the entire 2013 period.

Selling, general and administrative ("SG&A") expenses in 2013 increased by $3.0 million as compared to 2012 primarily as a result of the acquisitions in the Sports segment and Sun Well being included for the entire 2013 period, partially offset by the reversal of the contingent consideration liability of $0.5 million associated with the acquisition of Rogue.

Amortization of intangibles in 2013 increased by $1.1 million as compared to 2012 as a result of intangible assets recognized in connection with the acquisitions of Sun Well in May 2012 and UK Elite in June 2013.

Net interest income of $3.1 million in 2013 increased by $1.6 million as compared to 2012 primarily as a result of increased interest income of $2.9 million from the Company investing in higher yield money market funds and corporate obligations in 2013. Such increase was partially offset by increased interest expense of $1.3 million primarily associated with the borrowings under the Steel Energy Credit Agreement.

Other income of $1.4 million in 2013 primarily represented realized gains on the sale of marketable securities of $2.6 million, partially offset by $0.9 million of losses recognized for equity-method investees and a loss on extinguishment of debt of $0.5 million from the write off of unamortized deferred financing costs upon terminating the Sun Well Credit Agreement.

The Company recognized a benefit from income taxes of $9.3 million for the year ended December 31, 2013, primarily as a result of a reversal of $7.2 million of reserves for foreign taxes upon the expiration of the statute of limitations. In addition, in 2013 the Company reversed a portion of its valuation allowance for deferred tax assets as a result of deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income. The Company recognized a benefit from income taxes of $15.7 million for the year ended December 31, 2012, primarily from a reversal of a portion of its valuation allowance for deferred tax assets as a result of deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with the acquisition of Sun Well.

The results of operations for the year ended December 31, 2013, included a loss from discontinued operations of $5.5 million related to Ruckus, of which approximately $3.6 million related to the impairment of goodwill. The results of operations for the year ended December 31, 2012, included a loss from discontinued operations of $1.9 million related to The Show.

Year ended December 31, 2012, compared with 2011

Net revenues for the year ended December 31, 2012, increased by $97.6 million as compared to 2011 as a result of the Company expanding its Energy business through acquisitions. Net revenues from the Company's Energy segment increased by $95.8 million as a result of the acquisitions of Rogue in December 2011, Eagle Well in February 2012, and Sun Well in May 2012. Net revenues from the Company's Sports segment increased $1.8 million as a result of the acquisition of Baseball Heaven in June 2011 being included for the entire 2012 period.

Gross profit for the year ended December 31, 2012, increased by $33.0 million as compared to 2011 as a result of the Company expanding its Energy business through acquisitions. Gross profit in the Energy segment increased by $31.7 million as a result of the acquisitions of Rogue, Eagle Well, and Sun Well. Gross profit in the Sports segment increased by $1.3 million as a result of the acquisition of Baseball Heaven in June 2011 being included for the entire 2012 period.

Selling, general and administrative ("SG&A") expenses in 2012 increased by $10.9 million as compared to 2011 primarily as a result of the acquisitions in the Energy segment and the acquisition of Baseball Heaven in June 2011 being included for the entire 2012 period.

Amortization of intangibles in 2012 increased by $7.6 million as compared to 2011 as a result of intangible assets recognized in connection with the acquisitions in the Energy segment.

Net interest income of $1.5 million in 2012 decreased by $2.6 million as compared to 2011 primarily as a result of a the Company selling its positions in diversified bonds in 2011 with the proceeds invested in short-term United States Treasury securities, which had a lower yield.

Other losses for the year ended December 31, 2012, was $0.8 million. Other income for the year ended December 31, 2011, was $4.3 million, which primarily represented gains recognized on the sale of the Company's diversified bond portfolio.

The Company recognized a benefit for income taxes of $15.7 million for the year ended December 31, 2012, primarily from a reversal of a portion of its valuation allowance for deferred tax assets as a result of deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with the acquisition of Sun Well.

The results of operations for the year ended December 31, 2012, included a loss from discontinued operations of $1.9 million related to The Show. The results of operations for the year ended December 31, 2011, included income from discontinued operations of $6.6 million related to the Predecessor Business.

Liquidity and Capital Resources

The Energy Credit Agreement entered into in July 2013 and amended in December 2013 provides for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Steel Energy borrowed $70.0 million under the Term Loan in July 2013, the proceeds of which were combined with $10.0 million in intercompany loans from Sun Well and Rogue and used to pay the Company a dividend of $80.0 million. Steel Energy borrowed an additional $25.0 million under the Term Loan in December 2013, the proceeds of which were combined with cash provided by the Company and Steel Energy and used to fund the acquisition of Black Hawk. At December 31, 2013, the Company had $10.0 million of borrowing capacity under the Revolving Loans, all of which was available as no Revolving Loans were outstanding. As of December 31, 2013, the Company had $92.5 million outstanding under the Term Loan.

Borrowings under the Energy Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well, Rogue, and Black Hawk, and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk. Borrowings under the Energy Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk.

The Energy Credit Agreement runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. Borrowings under the Energy Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Energy Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, the Company is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans.

The Energy Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Company was in compliance with all financial covenants as of December 31, 2013.
The Energy Credit Agreement also contains standard representations, warranties, and non-financial covenants. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well or Rogue or Steel Partners Holdings L.P. (“SPLP”) owning, directly or indirectly, less than 35% of Steel Energy or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at December 31, 2013, totaled $73.6 million and $178.5 million, respectively. Working capital in 2013 decreased by $25.3 million. The increase in working capital from the $70.0 million in proceeds from the initial borrowings under the Energy Credit Agreement in July 2013 were more than offset by investments in cost method and equity method investees of $25.0 million and $9.2 million, respectively, repurchases of the Company's common stock totaling $29.4 million, and repayments of long-term debt and an increase in the current portion of long-term debt totaling $20.7 million.

Cash flows from operating activities of continuing operations increased by $8.6 million in 2013 as compared to 2012 primarily due to the timing of collections of trade receivables.

During 2013 the Company paid $61.9 million for acquisitions net of cash acquired, invested $25.0 million and $9.2 million in cost-method and equity-method investees, respectively, paid $29.4 million to repurchase shares of its common stock, and invested $8.9 million in property and equipment. These investments and expenditures were financed with the proceeds from the Steel Energy Credit Agreement, net of debt repayments, of $79.5 million, proceeds from the sales and maturities of marketable securities, net of purchases, of $32.6 million, and the Company's cash reserves.

At December 31, 2013, the Company had $252.1 million in cash and marketable securities. Available-for-sale securities included short-term deposits, corporate debt and equity instruments, United States government securities, and securities of government agencies, and were recorded on our consolidated balance sheets at fair market value, with any related unrealized gain or loss reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

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

Off-balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations
Our contractual obligations at December 31, 2013, were as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

Long-term debt	$92,500	$13,214	$26,428	$52,858	$—
Interest on long-term debt (1)	9,421	2,845	5,959	617	—
Operating lease obligations	5,729	1,796	2,079	828	1,026
Capital lease obligations	1,061	464	597	—	—
Deferred compensation	3,809	100	3,709	—	—
Uncertain tax positions (2)	104	104	—	—	—
Short-term debt	346	346	—	—	—
Total	$112,970	$18,869	$38,772	$54,303	$1,026
(1) Interest on variable-rate long-term debt is estimated using current interest rates. Interest excludes commitment fees and non-cash amortization of deferred financing costs, which are included as components of interest expense in the consolidated statements of operations.
(2) The timing of payment for uncertain tax positions relating to foreign jurisdictions cannot be predicted.
Critical Accounting Policies
The Company’s management must make certain estimates and assumptions in preparing the financial statements. Certain of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. The Company’s management believes that the estimates and assumptions used in preparing the financial statements were the most appropriate at that time, although actual results could differ significantly from those estimates under different conditions.
Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in this Annual Report on Form 10-K provides a detailed discussion of the various accounting policies of the Company. We believe that the following accounting policies are critical since they require subjective or complex judgments that could potentially affect the financial condition or results of operations of the Company.
Allowance for Doubtful Accounts:  We assess the carrying value of our accounts receivable based on management's assessment of the collectibility of specific client accounts, which includes consideration of the creditworthiness and financial condition of those specific clients.  We also assess the carrying value of accounts receivable balances based on other factors, including historical experience with bad debts, client concentrations, the general economic environment, and the aging of such receivables.  We record an allowance for doubtful accounts to reduce the accounts receivable balance to the amount that is reasonably believed to be collectible.  Based on our estimates there was no allowance for doubtful accounts at December 31, 2013 and 2012.  A change in our assumptions, including the creditworthiness of clients and the default rate on receivables, would result in us recovering an amount of our accounts receivable that differs from the current carrying value.  Such difference, either positive or negative, would be reflected as a component of SG&A expense in future periods.

Fair Value Measurements: Certain of our assets, primarily cash and marketable securities, are reported at their estimated fair value. We estimate the fair value of such assets based on quoted market prices (Level 1), quoted prices of similar instruments with an active market (Level 2), or prices obtained funds statements or from third-party pricing services (Level 3). We classify our marketable securities as “available for sale” securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". A change in our assumptions, including obtaining quoted market prices for specific securities valued as a Level 2 or Level 3 securities or obtaining quoted prices of similar securities with an active market for securities valued as a Level 3 security, would result in a fair value of such securities that differs from the previously estimated fair value. Such difference, either positive or negative, would be reflected as an increase or decrease in the carrying value of such securities.
Valuation of Long-Lived Assets:  We review the carrying value of our property and equipment and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability is determined by comparing the carrying value of the assets to the future undiscounted cash flows the assets are expected to generate.  If it is determined that the carrying amount is not recoverable, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair market value. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company has not recognized any impairment charges. A change in the Company’s business climate in future periods, including an inability to effectively integrate new businesses in which significant investments have been made or a general downturn in one of the Company’s businesses could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.
Valuation of Goodwill:  We assess the carrying value of goodwill by comparing the carrying value of underlying businesses to their fair values.  We are required to test its goodwill for impairment at least annually, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred.  The Company’s annual testing date is September 30.  We estimated the fair value of our Energy business based on a third-party valuation, which relied on certain assumptions we made including projections of future revenues based on assumed long-term growth rates, estimated costs, and the appropriate discount rates. The estimates we used for long-term revenue growth and future costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our long-range planning process. The carrying value of the goodwill in the Energy business was $78.2 million at September 30, 2013. Based on the use of these assumptions in estimating the fair value of the Energy business, there was no impairment of goodwill as of September 30, 2013, the most recent annual testing date. A change in our assumptions, including lower long-term growth rates, higher operating costs, or higher discount rates could cause a change in the estimated fair value of the Energy business, and therefore could result in an impairment of goodwill, which would have an adverse effect on our results of operations.
Stock-Based Compensation: The amount of stock-based compensation expense to be recognized on stock options and restricted stock granted to employees and non-employee directors is based on their fair value on the grant date. We determine the fair value of the equity awards using the Black-Scholes pricing model. We must make certain assumptions in determining the fair value of the equity awards, including the volatility of our common stock, the future dividend yield on our common stock, and the term over which equity awards will remain outstanding. In addition, we must make certain assumptions regarding the rate at which options will be forfeited to estimate the service period that will be completed by the holders of stock options. Any deviation in the actual volatility of our common stock, the actual dividend yield, and the actual early exercise behavior of holders of stock options from that assumed in estimating the fair value of the equity awards will not result in a change in the amount of compensation expense recognized, but will result in the actual value realized by the holder of the award to be different than the amount of compensation expense recognized. Any deviation in the actual forfeitures of nonvested stock options during the service period from that assumed will result in a change to the amount of compensation expense recognized, either as additional compensation expense or a reversal of previously recognized compensation expense in the period of change.
Income Taxes:  We make certain assumptions and judgments in determining income tax expense for financial reporting purposes. These include estimates of taxable income for the current and future periods, the timing of utilization of tax benefits, the amount of business we will conduct in the jurisdictions in which we operate, and the applicable tax rates. We also must make certain judgments in assessing the likelihood that certain tax positions will be sustained upon examination, including those in foreign jurisdictions. A change in these assumptions would result in a change in our tax provision for financial reporting purposes in future periods and could result in our cash payments for taxes to be more or less than originally estimated.
We assess the recoverability of our deferred tax assets based on our historical taxable income and estimates of future taxable income. In estimating its future taxable income, we have to make various assumptions about our future operating performance, including assumptions regarding the energy industry. We believe that it was more likely than not that the benefit associated with the deferred tax assets will not be fully realized in future periods. Accordingly, a valuation allowance in the amount of $69.8 million and $37.2 million at December 31, 2013 and 2012, respectively, was established to reserve against the carrying value of certain of our deferred tax assets. A change in the assumptions, including better or worse operating performance than projected, could result in a change in the amount of deferred tax assets that will be recovered, and therefore could result in a reduction or increase to the valuation allowance established at December 31, 2013. Such an adjustment would be reflected as a component of the provision for income taxes in the period of the adjustment
Contingent Liabilities: We are subject to subject to litigation or claims that arise in the normal course of business. We are also subject to multiple federal, state, and local laws and regulations pertaining to worker safety, the handling of hazardous materials, transportation standards, and the environment. We assessed our potential exposure to legal and environmental claims based on the facts and circumstances and our knowledge of any potential exposure. Based on such assessments we have not recognized a contingent liability for environmental or legal claims. A change in assumptions could result in us being deemed liable for certain such matters, which would be result in additional expense and an increased liability.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to interest rate risk in connection with our borrowings under a credit facility that aggregated $92.5 million at December 31, 2013. Interest rates on funds borrowed under the credit facility vary based on changes to the prime rate, LIBOR, or the Federal funds rate. A change in interest rates of 1.0% would result in an annual change in income before taxes of $0.9 million based on the outstanding balance under the credit facility at December 31, 2013.
We are also exposed to interest rate risk related to certain of our investments in marketable securities. At December 31, 2013, our marketable securities aggregated $178.5 million, of which $84.1 million represented corporate obligations, commercial paper, and United States government securities that pay a fixed rate of interest and are reported at fair value. A change in interest rates would result in a change in the value of such securities in future periods. Although a change in interest rates in future periods will not affect the amount of interest income earned on the specific securities held at December 31, 2013, a change in interest rates of 1.0% would result in an annual change in income before taxes of $0.8 million in future periods if comparable amounts were invested in similar securities.
Equity Price Risk
We are exposed to equity price risk related to certain of our investments in marketable securities. At December 31, 2013, our marketable securities aggregated $178.5 million, of which $95.3 million represented mutual funds and corporate equities that are reported at fair value. A change in the equity price of these securities would result in a change in value of such securities in future periods.
Foreign Currency Exchange Risk
We hold assets and have legacy obligations in foreign countries even though we no longer have any operations outside of the United States. Changes in foreign currency exchange rates can have an impact on our results of operations since we translate foreign currencies into United States dollars for financial reporting purposes. Changes in foreign currency exchange rates would also result in changes in the value received or paid in United States dollars for the assets and obligations denominated in a foreign currency.
Item 8. Financial Statements and Supplementary Data

See financial statements beginning on page F-1 of this Form 10-K
.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2013, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2013, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.
We acquired Black Hawk Energy Services, Inc. ("Black Hawk"), on December 16, 2013. Our management has excluded the operations of this business from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2013. This business represents 12% of our total assets as of December 31, 2013, and 2% of revenues for the year then ended. Our management plans to fully integrate the operations of this business into its assessment of the effectiveness of our internal control over financial reporting in 2014.
BDO, the independent registered public accounting firm, who audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, which is included herein.

Changes in Internal Control over Financial Reporting
No change in internal control over financial reporting occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company ’s internal control over financial reporting except for the changes in internal control over financial reporting associated with integrating the acquisition of Black Hawk, which was completed on December 16, 2013.

Inherent Limitations on Effectiveness of Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to directors, executive officers, and corporate governance required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2014.

Item 11. Executive Compensation

The information with respect to executive compensation required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions and director independence required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2014.

Item 14. Principal Accounting Fees and Services

The information with respect to principal accounting fees and services required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2014.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are the documents filed as part of this report.

1.Financial Statements and Reports of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the years December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

2.Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011

3.	Exhibits:

See Exhibit Index beginning on page G-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steel Excel Inc.

By:	/s/ Jack L. Howard
Jack L. Howard
Vice Chairman
Date:	March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

By:	/s/ Jack L. Howard	Vice Chairman
	Jack L. Howard	(Principal executive officer)
Date:	March 12, 2014

By:	/s/ James F. McCabe, Jr.	Chief Financial Officer
	James F. McCabe, Jr.	(Principal financial officer)
Date:	March 12, 2014

By:	/s/ Warren G. Lichtenstein	Chairman of the Board
Warren G. Lichtenstein
Date:	March 12, 2014

By:	/s/ John J. Quicke	Director
John J. Quicke
Date:	March 12, 2014

By:	/s/ John Mutch	Director
John Mutch
Date:	March 12, 2014

By:		Director
Gary Ullman
Date:	March 12, 2014

By:	/s/ Robert Valentine	Director
Robert Valentine
Date:	March 12, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Steel Excel Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of Steel Excel Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Excel Inc. and subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Excel Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 12, 2014

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Steel Excel Inc.
White Plains, New York

We have audited Steel Excel, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Excel, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Black Hawk Energy Services, Inc., which was acquired on December 16, 2013, and which is included in the consolidated balance sheet of Steel Excel, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. Black Hawk Energy Services, Inc. constituted 12% of total assets as of December 31, 2013 and 2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Black Hawk Energy Services, Inc. because of the timing of the acquisition which was completed on December 16, 2013. Our audit of internal control over financial reporting of Steel Excel, Inc. also did not include an evaluation of the internal control over financial reporting of Black Hawk Energy Services, Inc.

In our opinion, Steel Excel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Excel, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 12, 2014

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands, except per-share data)

Net revenues	$120,028	$100,104	$2,502

Cost of revenues	85,385	66,064	1,459

Gross profit	34,643	34,040	1,043

Operating expenses:
Selling, general and administrative expenses	23,372	20,397	9,505
Amortization of intangibles	8,709	7,634	49
Impairment of goodwill	—	192	—
Total operating expenses	32,081	28,223	9,554

Operating income	2,562	5,817	(8,511)

Interest income, net	3,079	1,486	4,083
Other income (expense), net	1,408	(836)	4,270

Income (loss) from continuing operations before income taxes	7,049	6,467	(158)

Benefit from income taxes	9,342	15,712	226

Net income from continuing operations	16,391	22,179	68

Income (loss) from discontinued operations, net of taxes	(5,540)	(1,935)	6,629

Net income	10,851	20,244	6,697

Net loss attributable to non-controlling interests in consolidated entities
Continuing operations	156	22	—
Discontinued operations	3,188	427	72

Net income attributable to Steel Excel Inc.	$14,195	$20,693	$6,769

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$1.31	$1.83	$0.01
Income (loss) from discontinued operations, net of taxes	$(0.19)	$(0.12)	$0.62
Net income	$1.13	$1.71	$0.62

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$1.31	$1.83	$0.01
Income (loss) from discontinued operations, net of taxes	$(0.19)	$(0.12)	$0.61
Net income	$1.13	$1.71	$0.62

Shares used in computing income (loss) per share:
Basic	12,584	12,110	10,882
Diluted	12,602	12,133	10,897

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands)

Net income	$10,851	$20,244	$6,697
Other comprehensive income (loss), net of taxes
Net foreign currency translation adjustment:
Foreign currency translation adjustment	(63)	(100)	164
Release of foreign currency translation gains	(361)	—	(2,542)
	(424)	(100)	(2,378)

Net unrealized gain on marketable securities, net of taxes	5,994	303	260

Comprehensive income	16,421	20,447	4,579
Comprehensive loss attributable to non-controlling interest	3,344	449	72

Comprehensive income attributable to Steel Excel Inc.	$19,765	$20,896	$4,651

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(in thousands. except per-share data)
Assets
Current assets:
Cash and cash equivalents	$73,602	$71,556
Marketable securities	178,485	199,128
Accounts receivable, net of allowance for doubtful accounts of $0	24,904	17,257
Prepaid expenses and other current assets	4,559	3,482
Deferred income taxes	—	188
Current assets of discontinued operations	31	—
Total current assets	281,581	291,611
Property and equipment, net	106,383	77,768
Goodwill	80,354	53,093
Intangible assets, net	32,228	39,887
Other investments	25,844	1,021
Investments in equity method investees	8,339	—
Deferred income taxes	1,556	1,696
Other long-term assets	1,754	1,419
Total assets	$538,039	$466,495

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$4,503	$4,282
Accrued expenses and other liabilities	7,359	6,103
Current portion of long-term debt	13,214	4,000
Current portion of capital lease obligations	412	413
Convertible senior subordinated notes	346	346
Deferred income taxes	3,612	—
Current liabilities of discontinued operations	987	—
Total current liabilities	30,433	15,144
Capital lease obligations, net of current portion	572	984
Long-term debt, net of current portion	79,286	9,000
Deferred income taxes	—	33
Other long-term liabilities	3,813	9,372
Total liabilities	114,104	34,533

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 40,000 shares authorized; 14,508 shares and 14,365 shares issued in 2013 and 2012, respectively)	14	14
Additional paid-in capital	274,826	272,786
Accumulated other comprehensive income	6,516	946
Retained earnings	213,967	199,772
Treasury stock, at cost (2013 - 2,503 shares; 2012 - 1,458 shares)	(71,001)	(41,617)
Total Steel Excel Inc. stockholders' equity	424,322	431,901
Non-controlling interest	(387)	61
Total stockholders' equity	423,935	431,962

Total liabilities and stockholders' equity	$538,039	$466,495
 See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest
	Shares	Amount	Shares	Amount					Total

Balance, January 1, 2011	12,229	$12	(1,347)	$(38,841)	$209,924	$2,861	$172,310	$—	$346,266
Net income attributable to Steel Excel Inc.	—	—	—	—	—	—	6,769	—	6,769
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(72)	(72)
Other comprehensive loss	—	—	—	—	—	(2,118)	—	—	(2,118)
Sale of common stock under employee option plans	1	—	—	—	29	—	—	—	29
Net issuance of restricted shares	9	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	523	—	—	—	523
Non-controlling interest of acquired entity	—	—	—	—	—	—	—	500	500
Balance, December 31, 2011	12,239	12	(1,347)	(38,841)	210,476	743	179,079	428	351,897
Net income attributable to Steel Excel Inc.	—	—	—	—	—	—	20,693	—	20,693
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(449)	(449)
Non-controlling interest of acquired entities	—	—	—	—	—	—	—	157	157
Other comprehensive income	—	—	—	—	—	203	—	—	203
Net issuance of restricted shares	99	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,487	—	—	—	1,487
Issuance of common stock for acquisition	2,027	2	—	—	60,823	—	—	—	60,825
Repurchases of common stock	—	—	(111)	(2,776)	—	—	—	—	(2,776)
Reversal of non-controlling interest upon disposition	—	—	—	—	—	—	—	(75)	(75)
Balance, December 31, 2012	14,365	14	(1,458)	(41,617)	272,786	946	199,772	61	431,962
Net income attributable to Steel Excel Inc.	—	—	—	—	—	—	14,195	—	14,195
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(3,344)	(3,344)
Other comprehensive income	—	—	—	—	—	5,570	—	—	5,570
Net issuance of restricted shares	143	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,040	—	—	—	2,040
Repurchases of common stock	—	—	(1,045)	(29,384)	—	—	—	—	(29,384)
Non-controlling interest of acquired entities	—	—	—	—	—	—	—	2,896	2,896
Balance, December 31, 2013	14,508	$14	(2,503)	$(71,001)	$274,826	$6,516	$213,967	$(387)	$423,935

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net income	$10,851	$20,244	$6,697
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	5,540	1,935	(6,629)
Stock-based compensation expense	2,040	1,487	523
Depreciation and amortization	19,185	15,303	369
Adjustment of deferred income taxes	(1,536)	(15,105)	1,395
Gain on sales of marketable securities	(2,608)	(282)	(1,713)
Reversal of tax reserves	(7,236)	—	—
Loss on equity-method investees	863	—	—
Loss on extinguishment of debt	463	—	—
Other	471	2,436	(102)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,653	(5,469)	(569)
Assets held for sale	—	—	6,216
Prepaid expenses and other assets	(833)	(1,102)	2,033
Accounts payable and other liabilities	(2,044)	(195)	(5,757)
Net cash provided by (used in) operating activities of discontinued operations	(2,116)	(847)	6,647
Net cash provided by operating activities	25,693	18,405	9,110

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	(61,888)	(52,567)	(36,530)
Purchases of property and equipment	(8,932)	(11,818)	(65)
Proceeds from sale of property and equipment	552	—	—
Investments in cost method investee	(25,000)	—	—
Investments in equity method investees	(9,202)	—	—
Purchases of marketable securities	(189,268)	(523,443)	(537,898)
Sales of marketable securities	75,825	574,074	442,939
Maturities of marketable securities	145,994	64,253	92,321
Net cash provided by investing activities of discontinued operations	—	75	—
Net cash provided by (used in) investing activities	(71,919)	50,574	(39,233)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	29
Repurchases of common stock	(29,384)	(2,776)	—
Proceeds from issuance of long-term debt	95,000	—	—
Payments for debt issuance costs	(1,368)		—
Repayments of capital lease obligations	(413)	(230)	—
Repayments of long-term debt	(15,500)	(3,000)	—
Net cash provided by (used in) financing activities	48,335	(6,006)	29

Net increase in cash and cash equivalents	2,109	62,973	(30,094)
Effect of foreign currency translation on cash and cash equivalents	(63)	96	305
Cash and cash equivalents at beginning of period	71,556	8,487	38,276

Cash and cash equivalents at end of period	$73,602	$71,556	$8,487
See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. Through its wholly-owned subsidiary Steel Energy Ltd. ("Steel Energy"), the Company’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., the Company’s Sports business provides event-based sports services and other health-related services. The Company also continues to identify business acquisition opportunities in other unrelated industries. The Company began its Sports and Energy businesses in June 2011 and December 2011, respectively. Prior to that the Company provided enterprise-class external storage products and software to original equipment manufacturers (the "Predecessor Business"). Steel Partners Holdings L.P. (“Steel Partners”), an affiliate, beneficially owned approximately 55.1% of the Company’s outstanding common stock as of December 31, 2013.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and include the accounts of the Company and all of its subsidiaries. The Company consolidates entities in which it owns greater than 50% of the voting equity of an entity or otherwise is able to exert control. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Certain prior period amounts have been reclassified to conform to the 2013 presentation. The Company shut down the operations of The Show, LLC (“The Show”), a provider of baseball uniforms to Little League and softball players and coaches, and Ruckus Sports LLC (“Ruckus”), a provider of obstacle course and mass-participation events, in July 2012 and November 2013, respectively. Both The Show and Ruckus were part of the Company’s Sports business. The consolidated financial statements reflect The Show, Ruckus, and any residual activity of the Predecessor Business as discontinued operations in all periods.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

Marketable Securities: Marketable securities are classified as available-for-sale and consist of corporate equities and obligations, United States government securities, mutual funds, and commercial paper. Marketable securities are reported at fair value, with unrealized gains and losses recognized in stockholders’ equity as “other comprehensive income (loss)”. Declines in fair value that are determined to be other than temporary are recognized as an impairment charge. Realized gains or losses on marketable securities are determined based on specific identification of the securities sold and are recognized as “other income (loss)” at the time of sale. The Company classifies its marketable securities as current assets based on the nature of the securities and their availability for use in current operations.

Allowance for Doubtful Accounts: The Company recognizes bad debt expense on trade receivables through an allowance account using estimates based on past experience, and writes off trade receivables against the allowance account when the Company believes it has exhausted all available means of collection. There was no allowance for doubtful accounts recognized as of December 31, 2013 and 2012.

Fair Value Measurements: The Company reports certain assets and liabilities at their fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available, and may include data developed by the Company.

Property and Equipment, Net: Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from four years for vehicles and certain equipment to thirty-nine years for buildings. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the leases.

Long-Lived Assets: The Company evaluates the recoverability of its finite-lived intangible assets and its property and equipment by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred.

Goodwill: Goodwill is tested for impairment on an annual basis, or more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Company performs its annual impairment test on September 30 of each year. The goodwill impairment test involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. No potential impairment exists if the carrying value of the reporting unit is less than its fair value. If the carrying value of the reporting unit exceeds its fair value, then the second step is necessary to measure the impairment. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value in excess of the implied fair value is recognized as an impairment.

Other Investments: Investments that do not have a readily determinable market value and in which the Company does not have a controlling financial interest are accounted for as cost-method investments or, if they Company has the ability to exert significant influence, as equity-method investments. The carrying value of equity-method investments are adjusted for the Company’s proportionate share of the investee’s earnings, which may be reported on a lag of up to three months. Both cost-method investments and equity-method investments are monitored for indications of impairment.

Contingent Liabilities: The Company recognizes a liability for certain contingencies, including those related to litigation or claims or to certain governmental laws and regulations, when it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated.

Business Combinations: The Company allocates the fair value of the total consideration of its acquisitions to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the fair value of the total consideration over the fair values of these identifiable assets and liabilities is recognized as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred as a component of “selling, general, and administrative expenses.”

Revenue Recognition: The Company recognizes revenue at the time the service is provided to the customer. Revenue is recognized in the Energy business when the services are rendered. Revenue is recognized in the Sports business when the service is rendered or the event occurs. Amounts received from customers in advance of the service or event are deferred until such time the service is rendered or the event occurs.

Stock-based Compensation: The Company recognizes compensation expense for stock options and restricted stock granted to employees and non-employee directors over the requisite service period based on the estimated fair value on the grant date. The fair value of equity awards is estimated using the Black-Scholes pricing model.

Advertising expenses:  Advertising costs are expensed in the period in which the advertising appears in print or is broadcast.  The Company's advertising expense for the years ended December 31, 2013, 2012, and 2011, was de minimis.

Foreign Currency Translation: Although the Company no longer has current operations in foreign jurisdictions, it consolidates certain foreign-based entities associated with the Predecessor Business. Assets and liabilities of foreign entities are translated from the functional currency into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses of foreign operations are translated from the functional currency into United States dollars using the average exchange rate for the period.  Adjustments resulting from the translation into United States dollars are recognized in stockholders’ equity as “other comprehensive income (loss)”.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized, with changes in valuation allowances recognized in the provision for income taxes. The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Income (Loss) per Share: Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and trade receivables. The Company maintains its cash balances and marketable securities with high credit quality financial institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. The Company limits the amount of credit exposure through diversification and management regularly monitors the composition of its investment portfolio.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. The Company’s clients in its Energy business are concentrated in the oil and gas industry, and are concentrated in North Dakota and Montana in the Bakken basin. The Company’s five largest customers in the Energy business provided approximately 51.3% and 48.3% of consolidated revenues for the years ended December 31, 2013 and 2012, respectively. In addition, amounts due from these clients represented 42.3% and 57.7% of trade accounts receivable at December 31, 2013 and 2012, respectively. A significant reduction in business from a significant customer or their failure to pay outstanding trade accounts receivable could have a material adverse effect on the Company’s results of operations and financial condition.

Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Recently Issued Accounting Standards: In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This pronouncement was effective for reporting periods beginning after December 15, 2012. The Company adopted this pronouncement effective as of January 1, 2013. The adoption of ASU No. 2013-02 did not have a material effect on the Financial Statements.

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

Energy Business

On December 16, 2013, the Company acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”), a provider of drilling and production services to the oil and gas industry, for approximately $60.8 million in cash, subject to a post-closing working capital adjustment. The acquisition was funded with approximately $35.8 million from the Company's cash reserves and $25.0 million in proceeds from additional borrowings under an existing credit facility (see Note 9). The Company acquired Black Hawk to further solidify its presence in North Dakota in the Bakken basin and to expand its business into other regions, including Texas and New Mexico.

The estimated fair value of the assets and liabilities acquired in connection with the Black Hawk transaction was as follows:

Amount
(in thousands)

Accounts receivable	$9,663
Prepaid expenses and other current assets	208
Property and equipment	30,581
Accounts payable	(1,333)
Accrued expenses	(1,756)

Total net identifiable assets	37,363
Goodwill	23,400

Net assets acquired	$60,763

The fair values recognized in connection with the Black Hawk transaction are provisional pending the Company's continued evaluation, including assessing any identifiable intangible assets acquired, the value of which are included in goodwill as of December 31, 2013, and completing a valuation of the tangible and intangible assets. The fair value of trade accounts receivable was based on their carrying value at the date of acquisition and is expected to be fully collected. The goodwill recognized, which is expected to be fully deductible for tax purposes, arises from the growth potential the Company anticipates along with expected synergies within the Company’s Energy business. The results of operations of Black Hawk have been included in the Company's results of operations since the acquisition date. Revenues and operating income from Black Hawk included in the Company’s consolidated financial statements for the year ended December 31, 2013, totaled $2.5 million and $0.8 million respectively.

On February 9, 2012, the Company acquired the business and assets of Eagle Well Services, Inc. (“Eagle Well”), a provider of drilling and production services to the oil and gas industry, for approximately $48.1 million in cash. The Company acquired Eagle Well to expand its then nascent Energy business.

The estimated fair value of the assets and liabilities acquired in connection with the Eagle Well transaction was as follows:

Amount
(in thousands)

Property and equipment	$23,842
Identifiable intangible assets	14,300
Accrued expenses	(137)

Total net identifiable assets	38,005
Goodwill	10,126

Net assets acquired	$48,131

The goodwill recognized, which is fully deductible for tax purposes, arose from the growth potential the Company anticipated along with expected synergies within the Company’s Energy business. The intangible assets acquired represented customer relationships, which are being amortized over a ten-year period. The results of operations of Eagle Well have been included in the Company's results of operations since the acquisition date.

On May 31, 2012, the Company acquired all of the outstanding equity of Sun Well Service, Inc. (“Sun Well”), a provider of drilling and production services to the oil and gas industry. The total consideration aggregated $68.7 million, and consisted of 2,027,500 shares of the Company’s common stock valued at $60.8 million and $7.9 million of cash. The Company acquired Sun Well to further expand its Energy business. Steel Partners beneficially owned approximately 85% of Sun Well and approximately 40% of the Company at the time of the acquisition. Both the Company and Steel Partners appointed a special committee of independent directors to consider and negotiate the transaction because of the ownership interest held by Steel Partners in each entity (see Note 19 for related party information).

The estimated fair value of the assets and liabilities acquired in connection with the acquisition of Sun Well was as follows:

Amount
(in thousands)

Cash	$3,561
Accounts receivable	7,233
Prepaid expenses and other current assets	782
Property and equipment	29,787
Identifiable intangible assets	27,300
Other long-term assets	714
Accounts payable	(1,036)
Accrued expenses and other current liabilities	(2,030)
Other long-term liabilities	(1,805)
Long-term debt	(16,000)
Capital lease obligations	(1,622)
Deferred tax liabilities	(16,539)

Total net identifiable assets	30,345
Goodwill	38,401

Net assets acquired	$68,746

The goodwill recognized has been adjusted in 2013 to reflect additional acquisition-date deferred income tax liabilities and non-current deferred compensation obligations aggregating $1.8 million. The goodwill recognized, which is not deductible for tax purposes, arose from the growth potential the Company anticipates along with expected synergies within the Company’s Energy business. The intangible assets acquired represented customer relationships and a trade name, which are being amortized over ten-year and five-year periods, respectively. The fair value of trade accounts receivable was based on their carrying value at the date of acquisition and was expected to be fully collected.

Upon the acquisition of Sun Well, the business of Eagle Well was merged with the business of Sun Well and operated as a single business. The results of operations of Eagle Well and Sun Well have been included in the Company's results of operations since their respective acquisition dates. Revenues and operating income from the combined business of Eagle Well and Sun Well included in the Company’s consolidated financial statements for the year ended December 31, 2012, totaled $70.4 million and $14.6 million, respectively.

On December 7, 2011, the Company acquired the business and assets of Rogue Pressure Services, LLC (“Rogue”), a provider of drilling and production services to the oil and gas industry. The total consideration aggregated $30.2 million, and consisted of $29.0 million of cash and contingent consideration of $1.2 million. The acquisition of Rogue represented the Company’s entrance into the Energy business.

The estimated fair value of the assets and liabilities acquired in connection with the Rogue transaction was as follows:

Amount
(in thousands)

Accounts receivable	$4,031
Inventory	138
Prepaid expenses	78
Property and equipment	15,309
Identifiable intangible assets	5,600
Accrued expenses	(1,194)

Total identifiable net assets	23,962
Goodwill	6,256

Net assets acquired	$30,218

The goodwill recognized, which is fully deductible for tax purposes, arose from the growth potential the Company anticipated. The intangible assets acquired represented customer relationships and a trade name, which are being amortized over ten-year and five-year periods, respectively. The fair value of trade accounts receivable was based on their carrying value at the date of acquisition and was expected to be fully collected. The results of operations of Rogue have been included in the Company's results of operations since the acquisition date. Revenues and operating income from Rogue included in the Company’s consolidated financial statements for the year ended December 31, 2011, totaled $1.4 million and $0.2 million respectively.

The contingent consideration recognized at the acquisition date of Rogue was payable upon attaining certain operational performance levels in the ensuing three years. In 2012, the Company reversed $0.7 million of the contingent consideration liability based on the failure to achieve the operational performance levels in 2012 and projections of future years' performance. In 2013, the Company reversed the remaining $0.5 million of the contingent consideration liability based on the projections for 2013 and 2014. Such amounts were recognized as a reduction of "Selling, general, and administrative expenses" in the respective periods.

Sports Business

On January 31, 2013, the Company acquired a 20% membership interest in Ruckus with an option to acquire an additional 40% membership interest in the next two years. Pursuant to an operating agreement, the Company appointed two directors on a three-member board of directors and therefore has the ability to control the operations of Ruckus. Accordingly, the Company accounted for its acquisition of its 20% membership interest as a business combination and consolidates Ruckus. The total consideration aggregated $1.0 million, and consisted of $0.9 million of cash and the contribution of a loan of $0.1 million. The fair value of the non-controlling interest at the acquisition date was based on the amount paid by the Company for its 20% membership interest and a control premium equal to 50% of the total consideration based on a study of business combinations. The Company acquired its membership interests in Ruckus to expand the health-related and entertainment services of its Sports business. In May 2013 and July 2013 the Company acquired additional membership interests in Ruckus of 10% and 15%, respectively, for cash payments aggregating $1.3 million, thereby increasing the Company's ownership interest to 45%. Such additional investments were recorded as equity transactions since Ruckus was a consolidated at the time of the investments.

In connection with the acquisition of its membership interests in Ruckus, the Company recognized approximately $3.6 million of goodwill and a non-controlling interest of approximately $2.3 million. Ruckus had tangible net liabilities at the date of acquisition that were not material.

In November 2013, the Company shut down the operations of Ruckus after it did not meet operational and financial expectations. The Company recognized a goodwill impairment charge of $3.6 million in connection with the shutdown of the business. Ruckus is reported as a discontinued operation in the Company’s consolidated financial statements and no amounts are included in revenues or operating income from continuing operations.

On June 19, 2013, the Company acquired 80% of the outstanding common stock of UK Elite Soccer, Inc. ("UK

Elite"), a provider of youth soccer programs and camps, for approximately $2.3 million in cash. The fair value of the non-controlling interest at the acquisition date was based on the amount paid by the Company for 80% of the common stock. The Company acquired UK Elite to expand its Sports business to include soccer events.

The estimated fair value of the assets and liabilities acquired in connection with the acquisition of UK Elite was as follows:

Amount
(in thousands)

Cash	$1,126
Marketable securities	194
Accounts receivable	637
Prepaid expenses and other current assets	759
Identifiable intangible assets	1,050
Other assets	53
Accrued liabilities and other current liabilities	(2,577)
Deferred income taxes	(447)

Total identifiable net assets	795
Non-controlling interest	(563)
Goodwill	2,018

Net assets acquired	$2,250

The goodwill recognized, which is not deductible for tax purposes, arose from the growth potential the Company anticipated. The intangible assets acquired represented customer relationships and a trade name, which are being amortized over four-year and five-year periods, respectively. The results of operations of UK Elite have been included in the Company's results of operations since the acquisition date. Revenues and operating income from UK Elite included in the Company’s consolidated financial statements for the year ended December 31, 2013, totaled $6.2 million and $0.6 million, respectively.

On November 5, 2012, the Company acquired a 50% interest in two Crossfit® facilities in California that provide strength and conditioning services. Through the provisions of the operating agreements the Company has the ability to control the operations of the Crossfit® entities. Accordingly, the Company accounted for its investments as business combinations and consolidates both entities. The Company acquired its interests in the Crossfit® entities for approximately $0.1 million in cash and a commitment to loan one of the Crossfit® entities up to $1.1 million to fund the construction of the facility and the purchase of equipment.

In connection with the acquisition of its interests in the Crossfit® entities, the Company recognized approximately $0.2 million of goodwill and a non-controlling interest of approximately $0.1 million. The Crossfit® entities had tangible net assets at the date of acquisition that were not material. The results of operations of the Crossfit® entities have been included in the Company's results of operations since the acquisition date. Revenues and operating income from the Crossfit® entities included in the Company’s consolidated financial statements for the year ended December 31, 2012, were not material.

On June 27, 2011, the Company acquired the business and net assets of Baseball Heaven LLC and Baseball Café, Inc. (collectively, “Baseball Heaven”), a provider of baseball facility services, for approximately $6.0 million in cash. The acquisition of Baseball Heaven represented the Company’s entrance into the Sports business.

The estimated fair value of the assets and liabilities acquired in connection with the Baseball Heaven transaction was as follows:

Amount
(in thousands)

Accounts receivable	$149
Loan receivable	15
Property and equipment	5,855
Identifiable intangible assets	235
Deferred revenue	(416)

Total identifiable net assets	5,838
Goodwill	192

Net assets acquired	$6,030

The goodwill recognized, which is fully deductible for tax purposes, arose from the growth potential the Company anticipated. The intangible assets acquired represented customer relationships and are being amortized over a five-year period. The fair value of trade accounts receivable was based on their carrying value at the date of acquisition and was expected to be fully collected. The results of operations of Baseball Heaven have been included in the Company's results of operations since the acquisition date. Revenues from Baseball Heaven included in the Company’s consolidated financial statements for the year ended December 31, 2011, totaled $1.1 million. The operating loss from Baseball Heaven included in the Company's consolidated financial statements for the year ended December 31, 2011, was not material. In December 2012, the goodwill associated with the Baseball Heaven transaction was determined to be fully impaired and the Company incurred an impairment charge of $0.2 million.

On August 15, 2011, the Company acquired a 75% membership interest in The Show, a provider of baseball uniforms to Little League and softball players and coaches, for approximately $1.5 million in cash. The fair value of the non-controlling interest at the acquisition date was based on the amount paid by the Company for the 75% membership interest. The Company acquired The Show to expand upon its then recent entry into the Sports business.

In connection with the acquisition of its membership interests in The Show, the Company recognized approximately $1.8 million of goodwill and a non-controlling interest of approximately $0.5 million. The Show had tangible net assets at the date of acquisition that were not material.

In July 2012, the Company shut down the operations of The Show after it did not meet operational and financial expectations. The Company recognized a goodwill impairment charge of $1.8 million in connection with the shutdown of The Show. The Show is reported as a discontinued operation in the Company’s consolidated financial statements and no amounts are included in revenues or operating income from continuing operations.

The following unaudited pro forma financial information combines the results of operations of the Company with the results of operations of the acquisitions consummated during the years ended December 31, 2013 and 2012, as if those acquisitions had occurred at the beginning of the year prior to the date of acquisition. The pro forma financial information does not include the results of operations of the Crossfit® entities since they were not material. The pro forma financial information also does not include the results of Ruckus and The Show, which are reported as discontinued operations in the Company's consolidated financial statements. The pro forma financial information is not necessarily indicative of what would have actually occurred had the acquisitions been consummated at the beginning of the year prior to the date of acquisition or results that may occur in the future.

	Fiscal Year Ended December 31,
	2013	2012
	(in thousands)

Net revenues	$182,591	$164,652
Net income from continuing operations	$27,963	$32,386
Net income	$22,423	$31,399
Net income attributable to Steel Excel Inc.	$25,767	$30,900

4.	Discontinued Operations

The Company shut down the operations of Ruckus and The Show in November 2013 and July 2012, respectively, after they did not meet operational and financial expectations. Both The Show and Ruckus were part of the Company’s Sports business. In 2011 the Company sold certain patents related to the Predecessor Business and, upon the satisfaction of specified conditions, received approximately $5.0 million for amounts held in escrow in connection with the sale of a component of the Predecessor Business in 2010.

The operations of Ruckus, The Show, and the Predecessor Business are reported as discontinued operations for all periods presented in the consolidated financial statements. The results of operations of Ruckus, The Show, and the Predecessor Business and the gain (loss) on the sale or disposal are presented as discontinued operations in the accompanying consolidated financial statements follows:

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands)

Revenues	$1,260	$451	$91

Income (loss) from operations of discontinued operations	$(5,540)	$(1,935)	$1,624
Gain on disposal of discontinued operations	—	—	5,005
Income (loss) from discontinued operations	$(5,540)	$(1,935)	$6,629

The loss from operations for the year ended December 31, 2013, consists entirely of the loss from operations of Ruckus, and includes a goodwill impairment charge of $3.6 million. The loss from operations for the year ended December 31, 2012, consists entirely of the loss from operations of The Show, and includes a goodwill impairment charge of $1.8 million. The income from operations for the year ended December 31, 2011, includes income of $1.9 million from certain wind down activities of the Predecessor Business, partially offset by a loss from operations of $0.3 million from The Show. The gain on disposal for December 31, 2011, consists entirely of activity of the Predecessor Business. There was no tax effect on any of the activity of discontinued operations for the years ended December 31, 2013, 2012, and 2011.

5.	Investments

Marketable Securities

All of the Company's marketable securities at December 31, 2013 and 2012, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". Marketable securities at December 31, 2013, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$60,909	$—	$—	$60,909
Mutual funds	15,722	5,061	—	20,783
United States government securities	50,356	23	—	50,379
Corporate securities	69,806	9,961	(5,208)	74,559
Corporate obligations	31,356	885	(276)	31,965
Commercial paper	1,799	—	—	1,799
Total available-for-sale securities	229,948	15,930	(5,484)	240,394
Amounts classified as cash equivalents	(61,909)	—	—	(61,909)
Amounts classified as marketable securities	$168,039	$15,930	$(5,484)	$178,485

Marketable securities at December 31, 2012, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$48,596	$—	$—	$48,596
Mutual funds	10,368	1,452	—	11,820
United States government securities	99,299	178	—	99,477
Corporate securities	20,842	1,255	(1,980)	20,117
Corporate obligations	48,708	283	(277)	48,714
Commercial paper	22,275	16	—	22,291
Total available-for-sale securities	250,088	3,184	(2,257)	251,015
Amounts classified as cash equivalents	(51,887)	—	—	(51,887)
Amounts classified as marketable securities	$198,201	$3,184	$(2,257)	$199,128

Proceeds from sales of marketable securities were $75.8 million, $574.1 million, and $442.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. The company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011, were as follows:

	Fiscal Year Ended December 31, 2013
	2013	2012	2011

Gross realized gains	$6,984	$628	$1,993
Gross realized losses	(4,376)	(346)	(280)
Realized gains, net	$2,608	$282	$1,713

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2013, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate obligations	$10,477	$(276)	$—	$—	$10,477	$(276)
Corporate securities	15,609	(4,757)	803	(451)	16,412	(5,208)
Total	$26,086	$(5,033)	$803	$(451)	$26,889	$(5,484)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2012, all of which had been unrealized for a period of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$6,389	$(1,980)
Corporate obligations	14,252	(277)
Total	$20,641	$(2,257)

Gross unrealized losses primarily related to losses on corporate securities. The Company has evaluated such securities, which primarily consist of investments in equity securities of publicly-traded entities, as of December 31, 2013, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2013, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities:
Mature in one year or less	$40,580	$40,617
Mature after one year through three years	21,097	21,251
Mature in more than three years	21,833	22,274
Total debt securities	83,510	84,142
Securities with no contractual maturities	146,438	156,252
Total	$229,948	$240,394

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company, for total cash consideration of $4.0 million. The Company accounts for its investment in Again Faster under the equity method as the Company owns more than 20%, providing the Company with significant influence, but does not have a controlling financial interest or other control over the operations of Again Faster. For the year ended December 31, 2013, the Company recognized a loss of $0.3 million for its proportionate share in the losses of Again Faster, which are reported as a component of "Other income (expense), net" in the consolidated statement of operations.

On August 23, 2013, the Company acquired 1,316,866 shares of the common stock of iGo, Inc. (“iGo”), in a cash tender offer for total consideration of $5.2 million. The shares of common stock of iGo acquired by the Company represent approximately 44.0% of the outstanding shares of iGo on a fully-diluted basis and approximately 44.7% of the issued and outstanding shares of iGo. Pursuant to the Stock Purchase and Sale Agreement between the Company and iGo entered into on July 11, 2013, two members of iGo’s four-member board of directors were replaced by two designees of the Company. The Company accounts for its investment in iGo under the equity method as the Company’s 44.7% voting interest and board representation provide it with significant influence, but do not provide the Company with control over iGo’s operations. For the year ended December 31, 2013, the Company recognized a loss of $0.5 million for its proportionate share in the losses of iGo, which are reported as a component of "Other income (expense), net" in the consolidated statement of operations.

Other Investments

In July 2013, the Company invested $25.0 million in a limited partnership that co-invested with other private investment funds in a public company. The Company accounts for this investment under the cost method as the limited partnership has no operations and the Company does not have significant influence over the operations of the public company investee. Such investment had an approximate fair value of $26.0 million at December 31, 2013, based on the net asset value included in the monthly statement it receives from the partnership.

6.	Fair Value Measurements

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

Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available, and may include data developed by the Company. The Company uses the net asset value included in quarterly statements it receives in arrears from two venture capital funds to determine the fair value of such funds.  The Company determines the fair vale of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The Company uses its own forecast data and probability assessments to determine the fair value of the contingent consideration.

Assets measured at fair value on a recurring basis at December 31, 2013, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash, including short-term deposits(1)	$72,602	$72,602	$—	$—
Mutual funds(2)	20,783	20,783	—	—
United States government securities(2)	50,379	50,379	—	—
Corporate securities(2)	74,559	68,624	—	5,935
Commercial paper(3)	1,799	—	1,799	—
Corporate obligations(2)	31,965	—	14,535	17,430
Investments in certain funds(4)	844	—	—	844
	$252,931	$212,388	$16,334	$24,209

(1)	Reported within "Cash and cash equivalents."

(2)	Reported within “Marketable securities.”

(3)	$1.0 million reported within "Cash and cash equivalents" and $0.8 million reported within "Marketable securities."

(4)	Reported within "Other investments."

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$68,265	$68,265	$—	$—
Mutual funds(2)	11,820	11,820	—	—
United States government securities(2)	99,477	99,477	—	—
Corporate securities(2)	20,117	20,117	—	—
Commercial paper(3)	22,291	—	22,291	—
Corporate obligations(2)	48,714	—	46,931	1,783
Investments in certain funds(4)	1,021	—	—	1,021
	$271,705	$199,679	$69,222	$2,804

Liabilities
Acquisition-related contingent consideration(5)	$(475)	$—	$—	$(475)

(1)	$68.2 million reported within “Cash and cash equivalents” and $0.1 million reported within “Marketable securities."

(2)	Reported within “Marketable securities.”

(3)	$3.4 million reported within "Cash and cash equivalents" and $18.9 million reported within "Marketable securities."

(4)	Reported within "Other investments".

(5)	Reported within “Accrued expenses”.

There were no transfers of securities among the various measurement input levels during the year ended December 31, 2013. The liability for contingent consideration was reversed during the year ended December 31, 2013 (see Note 3).

Changes in the fair value of assets valued using Level 3 measurement inputs during the year ended December 31, 2013, were as follows:

Amount
(in thousands)
Balance, January 1, 2013	$2,804
Purchases	45,383
Sales	(23,034)
Realized gain on sale	1,556
Change in fair value	(2,500)
Balance, December 31, 2013	$24,209

In November 2012, the Company invested $6.0 million in convertible debentures of School Specialty Inc. (“School Specialty”) with a face amount of $11.9 million. On January 28, 2013, School Specialty filed for protection under Chapter 11 of the United States Bankruptcy Code, and in subsequent months the Company invested approximately $21.3 million as part of the debtor-in-possession loan to School Specialty. Upon School Specialty emerging from bankruptcy on June 11, 2013, the Company received 26,457 shares of common stock of the post-bankruptcy entity in exchange for the convertible debentures, and received $17.5 million in cash and 49,136 shares of common stock of the post-bankruptcy entity in exchange for its investment in the debtor-in-possession loan. The fair value of the common stock of the post-bankruptcy entity received was $109 per share. In connection with these transactions, the Company recognized a loss on disposal of the subordinated debentures of approximately $3.2 million and a gain on disposal of the investment in the debtor-in-possession loan of approximately $1.6 million, both of which are included as a component of “Other income (expense), net” in the consolidated statements of operations for the year ended December 31, 2013. In addition, the Company invested $9.8 million in senior secured notes of the post-bankruptcy entity in June 2013. The Company's investments in the common stock and senior secured notes of the post-bankruptcy entity are included as Level 3 corporate securities and Level 3 corporate obligations, respectively, as of December 31, 2013.

The Company’s 3/4% Convertible Senior Notes due December 22, 2023, had a carrying value of approximately $0.3 million as of December 31, 2013 and 2012, which was a reasonable approximation of fair value as of both dates. The Company redeemed all outstanding Convertible Senior Notes in January 2014 with a cash payment of $0.3 million.

7.	Property and Equipment, Net

Property and equipment at December 31, 2013 and 2012, consisted of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Rigs and other equipment	$100,839	$68,404
Buildings and improvements	18,716	12,019
Land	1,550	1,068
Vehicles	1,869	1,639
Furniture and fixtures	557	289
Assets in progress	1,114	2,342
	124,645	85,761
Accumulated depreciation	(18,262)	(7,993)
Property and equipment, net	$106,383	$77,768

Depreciation expense was $10.5 million, $7.8 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively, and includes the depreciation associated with assets under capital leases (see Note 10).

During the years ended December 31, 2013 and 2012, the Company wrote off property and equipment totaling $0.1 million and $0.1 million, respectively, related to the shutdown of Ruckus and The Show, respectively (see Note 4). These write-offs are included in “Income (loss) from discontinued operations" in the consolidated statements of operations.

8.	Goodwill and Other Intangible Assets

The Company's intangible assets at December 31, 2013 and 2012, all of which are subject to amortization, consisted of the following:

	December 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Energy segment:
Customer relationships	$43,100	$(13,700)	$29,400	$43,100	$(6,356)	$36,744
Trade names	4,100	(2,315)	1,785	4,100	(1,125)	2,975
	47,200	(16,015)	31,185	47,200	(7,481)	39,719

Sports segment:
Customer relationships	1,163	(230)	933	235	(67)	168
Trade names	122	(12)	110	—	—	—
	1,285	(242)	1,043	235	(67)	168

Total	$48,485	$(16,257)	$32,228	$47,435	$(7,548)	$39,887

Amortization expense was $8.7 million, $7.6 million, and $49,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Estimated aggregate amortization expense related to the intangible assets for the next five years and thereafter -is as follows:

Amount
(in thousands)
For the year ended December 31:
2014	$6,868
2015	5,537
2016	4,529
2017	3,299
2018	2,826
Thereafter	9,169
$32,228

The changes to the Company’s carrying amount of goodwill were as follows:

	Fiscal Year Ended December 31, 2013			Year Ended December 31, 2012
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance at beginning of period	$52,939	$154	$53,093	$6,256	$1,988	$8,244
Acquisitions (see Note 3)	23,400	5,594	28,994	46,683	154	46,837
Adjustment to fair value	1,844	—	1,844	—	—	—
Impairments	—	(3,577)	(3,577)	—	(1,988)	(1,988)
Balance at end of period	$78,183	$2,171	$80,354	$52,939	$154	$53,093

The adjustment to fair value in 2013 represents an adjustment to reflect additional acquisition-date deferred income tax liabilities and non-current deferred compensation obligations related to Sun Well (see Note 3). During the year ended December 31, 2013, the Company recognized a goodwill impairment of $3.6 million related to the shutdown of Ruckus. During the year ended December 31, 2012, the Company recognized a goodwill impairment of $1.8 million related to the shutdown of The Show and a goodwill impairment of $0.2 million related to Baseball Heaven. The goodwill impairments related to Ruckus and The Show are included in “Income (loss) from discontinued operations" in the consolidated statements of operations. The accumulated goodwill impairment was $5.6 million and $2.0 million at December 31, 2013 and 2012, respectively.

The components of goodwill at December 31, 2013 and 2012, were as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Goodwill	$85,919	$55,081
Accumulated impairment	(5,565)	(1,988)
Net goodwill	$80,354	$53,093

9.	Long-term Debt

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
In December 2013, Steel Energy entered into an amendment to the Energy Credit Agreement (together with the Energy Credit Agreement, the "Amended Credit Agreement") pursuant to which the borrowing capacity for the Term Loan was increased by an additional $25.0 million. The additional amounts under the Term Loan were fully drawn by Steel Energy upon closing and the proceeds, together with cash provided by the Company and Steel Energy, were used to fund the acquisition of Black Hawk (see Note 3). The Company incurred fees totaling approximately $1.4 million in connection with the Amended Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense.
Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well, Rogue, and Black Hawk, and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk. The carrying values as of December 31, 2013, of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement were as follows:

Amount
(in thousands)
Cash and cash equivalents	$10,164
Accounts receivable	24,350
Property and equipment, net	97,910
Intangible assets, net	31,185

Total	$163,609
The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. At December 31, 2013, $92.5 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for subsequent years are as follows:

Amount
(in thousands)
2014	$13,214
2015	13,214
2016	13,214
2017	13,214
2018	39,644
Total	92,500
Less current portion	13,214
Total long-term debt	$79,286
Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, the Company is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.0% at December 31, 2013. For the year ended December 31, 2013, the Company incurred interest expense of $1.4 million in connection with the Amended Credit Agreement, consisting of $1.1 million in interest on the Term Loans and $0.3 million of amortization of deferred financing fees.
The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Company was in compliance with all financial covenants as of December 31, 2013.
The Amended Credit Agreement also contains representations, warranties and non-financial covenants, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with law, (iv) maintenance of properties and (v) payment of restricted payments. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well, Rogue, or Black Hawk or Steel Partners owning, directly or indirectly, less than 35% of Steel Energy or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.
Sun Well previously had a credit agreement (the "Sun Well Credit Agreement") with Wells Fargo Bank, National Association, that included a term loan of $20.0 million and a revolving line of credit for up to $5.0 million. All amounts due under the Sun Well Credit Agreement were fully repaid during 2013 and the facility was terminated as of July 3, 2013, upon closing of the Energy Credit Agreement. For the years ended December 31, 2013 and 2012, the Company incurred interest expense of $0.3 million and $0.4 million, respectively, in connection with the Sun Well Credit Agreement. Upon termination of the Sun Well Credit Agreement, the Company recognized a loss on extinguishment of $0.5 million from the write off of unamortized deferred financing costs, which was reported as a component of "Other income (expense), net" in the consolidated statements of operations for the year ended December 31, 2013.

10.	Leases

The Company leases certain property and equipment used in its operations under agreements that are classified as both capital and operating leases. Such agreements generally include provisions for inflation-based rate adjustments and, in the case of leases for buildings and office space, payments of certain operating expenses and property taxes.

Future minimum rental payments required under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

	Operating	Capital
	(in thousands)
For the year ended December 31,
2014	$1,796	$464
2015	1,074	464
2016	1,005	133
2017	554	—
2018	274	—
Thereafter	1,026	—
Total minimum lease payments	$5,729	1,061
Less amount representing interest		(77)

Present value of net minimum lease payments		984
Less current portion		(412)

Capital lease obligations, net of current portion		$572

Assets recorded under capital leases are included in property and equipment (see Note 7) as follows:

	December 31,
	2013	2012
	(in thousands)

Rigs and other equipment	$1,871	$1,871
Accumulated depreciation	(343)	(127)
Net	$1,528	$1,744

Total rental expense under operating leases was $2.2 million, $2.7 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

11.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Tax-related	$385	$1,197
Accrued compensation and related taxes	4,033	3,424
Deferred revenue	857	299
Insurance	310	—
Professional services	608	282
Accrued fuel and rig-related charges	652	162
Interest	27	25
Other	487	714
	$7,359	$6,103

“Other long-term liabilities” consisted of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Tax-related	$104	$7,340
Deferred compensation	3,709	2,032
	$3,813	$9,372

The tax-related liabilities represent uncertain tax positions relating to foreign jurisdictions in which the Predecessor Business previously operated. In 2013, the Company reversed approximately $7.2 million of reserves for foreign taxes upon the expiration of the statute of limitations (see Note 13).

12.	Exit Activities

The Company initiated several restructuring plans in connection with winding down the Predecessor Business. During the year ended December 31, 2011, the Company made payments totaling $1.2 million related to the restructuring plans, of which $0.8 million related to employee termination costs and $0.4 million related to other charges. All restructuring plans were completed during 2011 and no liability remained for such plans as of December 31, 2011.

13.	Income Taxes

The Company recognized a benefit for income taxes of $9.3 million for the year ended December 31, 2013, primarily as a result of a reversal in the fourth quarter of 2013 of $7.2 million of reserves for foreign taxes upon the expiration of the statute of limitations. In addition, in 2013 the Company reversed a portion of its valuation allowance for deferred tax assets as a result of deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income. The Company recognized a benefit for income taxes of $15.7 million for the year ended December 31, 2012, primarily from a reversal of a portion of its valuation allowance for deferred tax assets as a result of deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with the acquisition of Sun Well.

The components of the benefit from income taxes were as follows:

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands)
Federal:
Current	$14	$34	$(2,666)
Deferred	3,402	15,066	—
	3,416	15,100	(2,666)

Foreign:
Current	7,281	1,373	1,979
Deferred	(1,696)	—	921
	5,585	1,373	2,900

State:
Current	509	(979)	(8)
Deferred	(168)	218	—
	341	(761)	(8)

	$9,342	$15,712	$226

The components of income (loss) from continuing operations before income taxes were as follows:

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands)

Domestic	$6,990	$6,326	$(2,717)
Foreign	59	141	2,559
	$7,049	$6,467	$(158)

The benefit for income taxes varied from the Federal statutory income tax rate due to the following:

	Fiscal Year Ended December 31,
	2013	2012	2011

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(8.1)%	15.1%	(1.9)%
Foreign losses not benefited	(0.3)%	(0.6)%	(19.6)%
Changes in tax reserves	(78.6)%	(53.9)%	640.3%
Change in valuation allowance	(78.7)%	(263.2)%	(654.0)%
Permanent differences	(1.8)%	24.6%	143.2%
	(132.5)%	(243.0)%	143.0%

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$61,212	$40,771
Research and development credits	33,484	29,659
Compensatory and other accruals	1,800	1,200
Foreign tax credits	—	7,528
Other, net	1,785	2,901
Gross deferred tax assets	98,281	82,059

Deferred tax liabilities:
Unremitted foreign earnings	7,001	29,425
Unrealized gains on investments	3,704	321
Intangible assets	6,525	8,886
Fixed assets	13,354	4,403
Gross deferred tax liabilities	30,584	43,035

Net deferred tax asset before valuation allowance	67,697	39,024
Valuation Allowance	(69,753)	(37,173)

Net deferred tax asset (liability)	$(2,056)	$1,851

The components of the Company's deferred tax assets and deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
	2013	2012
	(in thousands)

Deferred income tax assets - current	$—	$188
Deferred income tax assets - non-current	1,556	1,696
Total deferred income tax assets	1,556	1,884

Deferred income tax liabilities - current	3,612	—
Deferred income tax liabilities - non-current	—	33
Total deferred income tax liabilities	3,612	33

Net deferred income tax asset (liability)	$(2,056)	$1,851

At December 31, 2013, the Company had Federal net operating loss carryforwards of approximately $146.4 million that expire in 2021 through 2031, and domestic state net operating loss carryforwards of approximately $164.4 million that expire in 2014 through 2031.  The Company also had Federal research and development credit carryforwards of approximately $30.3 million that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17.7 million that do not expire. Of the total Federal net operating loss carryforwards, approximately $10.4 million related to deductions for stock-based compensation, the tax benefit of which will be credited to additional paid-in capital when realized. The Company's ability to utilize its net operating loss and other credit carryforwards would be subject to limitation upon a change in control. Federal income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have been fully provided.

The Company established a valuation allowance to reserve its net deferred tax assets at December 31, 2013 and 2012, based on its assessment that it is more likely than not that such benefit will not be fully realized.  This assessment was based on, but not limited to, the Company’s operating results for the past three years, uncertainty in the Company’s projections of taxable income, uncertainty in general economic conditions in general and in the oil and gas industry in particular, and the effects of multiple acquisitions and the Company’s ability to effectively integrate the acquired entities.

The changes in unrecognized tax positions were as follows:

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands)

Balance at beginning of period	$26,419	$29,903	$31,818
Tax positions related to prior year:
Additions	—	—	951
Expiration of statute of limitations	(7,298)	—	—
Settlements	—	(3,484)	(2,866)
Balance at ending of period	$19,121	$26,419	$29,903

As of December 31, 2013, the Company’s total gross unrecognized tax benefits were $19.1 million, of which $0.1 million, if recognized, would affect the provision for income taxes. In 2013, the Company reversed approximately $7.3 million of reserves for foreign taxes upon the expiration of the statute of limitations. The Company recognizes interest and penalties related to uncertain tax positions as a component of “Benefit from income taxes” in its consolidated statements of operations. For the years ended December 31, 2013. 2012, and 2011, the amount of such interest and penalties recognized was immaterial.

The Company is subject to Federal income tax as well as income taxes in many domestic states and foreign jurisdictions in which the Company operates or formerly operated. As of December 31, 2013, fiscal years from 1999 onward remain open to examination by the United States taxing authorities and fiscal years 2009 onward remain open to examination in Singapore.

14.    Stock Benefit Plans

The Company grants equity-based awards to employees under its 2004 Equity Incentive Plan, as amended (the “2004 Plan”). Stock options granted under the 2004 Plan have a term of up to seven years from the grant date, with the exception of incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock of the Company, which have a term of up to five years. The exercise price and vesting period of stock options granted under the 2004 Plan is determined by the board of directors or its delegates, subject to certain provisions of the 2004 Plan. The exercise price of incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock of the Company shall not be less than 110% of the fair market value of the Company’s common stock on the grant date. The exercise price of incentive stock options granted to other employees shall be no less than 100% of the fair market value of the Company’s common stock on the grant date. The exercise price of non-qualified stock options granted to employees shall no less than 100% of the fair market value of the Company’s common stock on the grant date, but in certain circumstances could be as low as 85% of the fair market value of the Company’s common stock on the grant date.

The 2004 Plan also allows for the granting of stock appreciation rights, restricted stock awards, and restricted stock units, the terms of such grants being determined by the board of directors or its delegates subject to certain provisions of the 2004 Plan. Stock appreciation rights granted under the 2004 Plan shall have a term of up to seven years and an exercise price of no less than 100% of the fair market value of the Company’s common stock on the grant date. Restricted stock awards and restricted stock units (collectively, “restricted stock”) granted under the 2004 Plan shall have a purchase price of at least $0.001 per share.

The Company grants equity-based awards to non-employee directors under its 2006 Director Plan, as amended (the "2006 Plan", and together with the “2004 Plan”, the "Equity Plans"). The terms of all stock-based awards granted under the 2006 Plan are determined by the compensation committee of the board of directors, subject to certain provisions of the 2006 Plan. All options granted under the 2006 Plan are non-qualified stock options, and shall have a term of up to ten years and an exercise price of no less than 100% of the fair market value of the Company’s common stock on the grant date. The 2006 Plan also allows for the granting of stock appreciation rights, restricted stock awards, and restricted stock units. Stock appreciation rights granted under the 2006 Plan shall have a term of up to ten years and an exercise price of no less than 100% of the fair market value of the Company’s common stock on the grant date. Restricted stock granted under the 2006 Plan shall have a purchase price equal to at least the par value of the Company’s common stock on the grant date.

There are 1,805,613 shares and 1,200,000 shares of the Company’s common stock reserved for the issuance of equity-based awards under the 2004 Plan and the 2006 Plan, respectively. Under the 2004 Plan, 1,549,776 shares remained available for the issuance of equity-based awards and 149,545 equity-based awards were outstanding at December 31, 2013. Under the 2006 Plan, 409,045 shares remained available for the issuance of equity-based awards and 56,539 equity-based awards were outstanding at December 31, 2013.

The Company recognizes stock-based compensation based on the estimated fair values of equity-based awards on the grant dates. Stock-based compensation is recognized ratably over the requisite service or vesting period of the equity-based awards and is adjusted for estimated forfeitures. Certain grants of restricted stock to non-employee directors vest in full when the individual ceases being a member of the board of directors for any reason. The fair value of such grants are recognized as stock-based compensation on the grant date. The fair value of restricted stock is based on the closing price of the Company’s common stock on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. No stock options were granted in 2013 and 2011. The following weighted average assumptions were used in calculating the fair value of the stock options granted in 2012 under the Equity Plans:

Expected life (in years)	1.1
Risk-free interest rate	0.2%
Expected volatility	58%
Dividend yield	—

The expected term of stock options was based on historical data used to estimate the period of time that options were expected to be outstanding. The expected volatility is based on the historical volatility of the Company’s common stock. The expected dividends are based on the historical dividends paid and the dividends the Company expects to pay in future periods.

The risk-free interest rate is based on the yields of United States Treasury Notes at the time stock options are granted.

Stock-based compensation expense by type of equity-based award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011, was as follows:

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands)

Stock options	$91	$92	$69
Restricted stock	1,949	1,395	454
Total stock-based compensation	$2,040	$1,487	$523

Information relating to stock option activity in the Equity Plans for the year ended December 31, 2013, is summarized in the following table. All stock option grants had exercise prices equal to or greater than the market price on the grant date.

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)

Outstanding, January 1, 2013	65	$30.93
Options forfeited	(1)	$39.04
Outstanding, December 31, 2013	64	$30.84	7.1	$38

Exercisable, December 31, 2013	58	$31.31	6.8	$26

Information relating to restricted stock activity in the Equity Plans for the year ended December 31, 2013, is summarized in the following table.

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)

Non-vested stock, January 1, 2013	103	$23.34
Awarded	141	$28.19
Vested	(102)	$27.32
Non-vested stock, December 31, 2013	142	$28.19

Information relating to fair value of grants of equity awards and the fair value of options exercised and restricted shares vested for the years ended December 31, 2013, 2012, and 2011 is summarized in the following table.

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands)
Weighted average fair value on grant date:
Options	$—	$27	$811
Restricted stock	$3,977	$2,795	$428

Intrinsic value of options exercised	$—	$—	$29
Fair value of restricted stock vested	$2,797	$415	$162

Compensation expense related to equity-based awards granted under the Equity Plans that was not recognized as of December 31, 2013, totaled $3.4 million and is expected to be recognized over a weighted average period of 0.9 years. The Company did not receive any proceeds from the exercise of equity-based awards during the years ended December 31, 2013, and 2012, and received approximately $29,000 from the exercise of stock options during the year ended December 31, 2011. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

15.	Net Income (Loss) Per Share

Basic net income (loss) attributable to Steel Excel per share of common stock is computed by dividing net income (loss) attributable to Steel Excel by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to Steel Excel gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2013, 2012. and 2011, were as follows:

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Numerators:
Net income from continuing operations	$16,391	$22,179	$68
Non-controlling interest	156	22	—
Net income from continuing operations attributable to Steel Excel Inc.	$16,547	$22,201	$68

Income (loss) from discontinued operations	$(5,540)	$(1,935)	$6,629
Non-controlling interest	3,188	427	72
Loss from discontinued operations attributable to Steel Excel Inc.	$(2,352)	$(1,508)	$6,701

Net income attributable to Steel Excel Inc.	$14,195	$20,693	$6,769

Denominators:
Basic weighted average common shares outstanding	12,584	12,110	10,882
Effect of dilutive securities - stock-based awards	18	23	15
Diluted weighted average common shares outstanding	12,602	12,133	10,897

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$1.31	$1.83	$0.01
Income (loss) from discontinued operations, net of taxes	$(0.19)	$(0.12)	$0.62
Net income	$1.13	$1.71	$0.62

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$1.31	$1.83	$0.01
Income (loss) from discontinued operations, net of taxes	$(0.19)	$(0.12)	$0.61
Net income	$1.13	$1.71	$0.62

16.	Accumulated Other Comprehensive Income

Changes in the components of "Accumulated other comprehensive income" were as follows:

	Unrealized Gain on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2012	$927	$19	$946

Unrealized gain (loss) - pretax	12,126	(63)	12,063
Tax effect on unrealized gain (loss)	(4,490)	—	(4,490)
Unrealized gain - net of tax	7,636	(63)	7,573

Reclassification to realized gain - pretax	(2,608)	(361)	(2,969)
Tax effect on reclassification	966	—	966
Reclassification to realized gain - net of tax	(1,642)	(361)	(2,003)

Net current period other comprehensive income (loss)	5,994	(424)	5,570

Balance at December 31, 2013	$6,921	$(405)	$6,516

Amounts reclassified for realized gains on marketable securities and cumulative translation adjustments for the year ended December 31, 2013, are reported as a component of "Other income (expense), net" in the consolidated statement of operations.

17.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing and financing activities for the years ended December 31, 2013, 2012, and 2011, were as follows:

	Fiscal Year Ended December 31,
	2013	2012	2011
	(in thousands)

Interest paid	$1,304	$434	$3
Income taxes paid (refunded) - net	$916	$(1,130)	$(542)

Non-cash investing and financing activities:
Non-controlling interests recognized in connection with acquisitions	$2,896	$82	$500
Issuance of common stock for acquisition of Sun Well	$—	$60,825	$—

18.	Commitments and Contingencies

From time to time we are subject to litigation or claims that arise in the normal course of business. While the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, and results of operations could be materially and adversely affected.

The Company entered into agreements in connection with the sale of portions of the Predecessor Business that included certain indemnification obligations. These indemnification obligations generally required the Company to compensate the other party for certain damages and costs incurred as a result of third party claims. The Company is not aware of any claims under the indemnification provisions and no liabilities have been recognized in connection with such contingent obligations.

19.	Related Party Transactions

SPLP beneficially owned approximately 55.1% of the Company’s outstanding common stock as of December 31, 2013. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Each of Warren G. Lichtenstein and Jack L. Howard is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

In October 2011, the Company contracted with SP Corporate Services LLC (“SP Corporate”), a SPLP affiliate, to provide financial management and administrative services, including the services of a chief financial officer. Through July 2012, the Company paid SP Corporate $35,000 per month for the provision of such services. Effective August 2012, the services SP Corporate provides were expanded to include executive and financial management services in the areas of finance, regulatory reporting, and other administrative and operational functions. The Company paid SP Corporate $300,000 per month for these expanded services through December 31, 2013. Effective January 1, 2014, the services SP Corporate provides were further expanded, and the Company will pay SP Corporate $667,000 per month for such services. The services agreement with SP Corporate and subsequent amendments were approved by a committee of the Company’s independent directors. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the years ended December 31, 2013, 2012, and 2011, the Company incurred expenses of $4.4 million, $2.7 million, and $0.4 million, respectively, for services provided by SP Corporate and for reimbursement of expenses incurred on its behalf by SP Corporate and its affiliates. As of December 31, 2013 and 2012, the Company owed SP Corporate $0.3 million and $0.3 million, respectively. As of December 31, 2013, the Company was owed $0.2 million from SPH GP for expenses the Company paid on its behalf.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

The Company holds $15.2 million of short-term deposits at WebBank, an affiliate of SPLP, and recorded interest income of $0.1 million and $0.1 million, for the years ended December 31, 2013 and 2012, respectively.

20.	Segment Information

The Company has determined that its two reportable segments are Energy and Sports. The Energy segment provides drilling and production services to the oil and gas industry. The Sports segment provides event-based sports services and other health-related services.

The Company identifies its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The Energy segment is an aggregation of the individual operating segments represented by Sun Well, Rogue, and Black Hawk. The Sports segment is an aggregation of the individual operating segments represented by Baseball Heaven, UK Elite, and the Crossfit® entities.

The Company measures profit or loss of its segments based on operating income. The accounting policies used to measure operating income of the segments are the same as those used in preparing the Company’s consolidated financial statements (see Note 2).

Segment information relating to the Company's results of continuing operations was as follows:

	Fiscal Year Ended December 31,
	2013	2012	2011

Revenues
Energy	$109,624	$97,191	$1,417
Sports	10,404	2,913	1,085
Total revenues	$120,028	$100,104	$2,502

Operating income (loss)
Energy	$12,381	$16,837	$165
Sports	(1,408)	(2,061)	(354)
Total segment operating income	10,973	14,776	(189)
Corporate and other business activities	(8,411)	(8,959)	(8,322)
Interest income, net	3,079	1,486	4,083
Other income (expense), net	1,408	(836)	4,270
Income from continuing operations before income taxes	$7,049	$6,467	$(158)

Depreciation and amortization expense:
Energy	$18,392	$14,785	$144
Sports	$793	518	225
Total depreciation and amortization expense	$19,185	$15,303	$369

For the year ended December 31, 2013, revenues from the two largest customers in the Company’s Energy segment were approximately $20.4 million and $12.7 million, representing 17.0% and 10.5%, respectively, of the Company’s consolidated revenues. For the year ended December 31, 2012, revenues from the two largest customers in the Company’s Energy segment were approximately $11.2 million and $11.0 million, representing 11.1% and 11.0%, respectively, of the

Company’s consolidated revenues. No single customer accounted for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2011.

Segment information related to the Company's assets was as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Total assets
Energy	$243,746	$199,889
Sports	20,495	7,613
Corporate and other business activities	273,798	258,993
Total assets	$538,039	$466,495

Capital expenditures
Energy	$5,846	$11,090
Sports	$3,086	$728
Total capital expenditures	$8,932	$11,818

Total assets of the Sports segment and Corporate and other business activities at December 31, 2013, include investments in equity-method investees of $3.7 million and $4.7 million, respectively.

21.	Selected Quarterly Financial Data (Unaudited)

	Quarter Ended:
	March 31	June 30	September 30	December 31
	(in thousands, except per-share data)
Fiscal year ended December 31, 2013:
Net revenues	$26,351	$28,761	$31,420	$33,496
Gross profits	$7,686	$8,705	$8,080	$10,172
Net income from continuing operations	$3,369	$1,080	$3,047	$8,895
Net income	$2,974	$886	$2,159	$4,832
Net income attributable to Steel Excel Inc.	$3,310	$1,071	$2,470	$7,344
Net income from continuing operations attributable to Steel Excel Inc.	$3,389	$1,116	$2,869	$9,173
Net income from continuing operations attributable to Steel Excel Inc. per share of common stock
Basic	$0.26	$0.09	$0.23	$0.75
Diluted	$0.26	$0.09	$0.23	$0.75

Fiscal year ended December 31, 2012:
Net revenues	$14,446	$24,450	$34,293	$26,915
Gross profits	$5,687	$9,481	$12,204	$6,668
Net income from continuing operations	$(120)	$17,430	$4,865	$4
Net income	$(2,468)	$17,309	$5,349	$54
Net income attributable to Steel Excel Inc.	$(1,888)	$17,309	$5,349	$(77)
Net income from continuing operations attributable to Steel Excel Inc.	$(120)	$17,430	$4,865	$26
Net income from continuing operations attributable to Steel Excel Inc. per share of common stock
Basic	$(0.01)	$1.50	$0.37	$—
Diluted	$(0.01)	$1.50	$0.37	$—

Exhibit Index

Exhibit #	Exhibit Description	Form	File #	Exhibit	File Date
2.1	Asset Purchase Agreement between the Company and PMC-Sierra, Inc., dated as of May 8, 2010	10-Q	000-15071	2.1	08/11/10
2.2	Amended Asset Purchase Agreement between the Company and PMC-Sierra, Inc., dated as of June 8, 2010	10-Q	000-15071	2.2	08/11/10
2.3	Second Amendment to the Asset Purchase Agreement between the Company and PMC-Sierra, Inc., dated as of September 23, 2010	10-Q	000-15071	2.1	11/05/10
2.4	Stock Purchase and Sale Agreement, dated as of July 11, 2013, between Steel Excel Inc. and iGo, Inc.	SC 13-D	005-60065	2	7/22/13
2.5	Asset Purchase Agreement, dated as of October 29, 2013 by and among Black Hawk Acquisition, Inc., Black Hawk Energy Services, Inc. and Chris Beal, Stuart Buckingham, Kenneth Stevens, Jeff Thomas and Gregory M. Tucker.	8-K	000-15071	2.1	11/4/13
3.1	Unofficial Composite Certificate of Incorporation of Steel Excel Inc. as currently in effect	10-Q	000-15071	3.1	11/08/12
3.2	Certificate of Designation of Series B Preferred Stock filed with the Delaware Secretary of State on December 20, 2011	8-K	000-15071	3.1	12/22/11
3.3	Amended and Restated Bylaws of the Company, effective October 14, 2010	8-K	000-15071	3.1	10/20/10
4.1	Specimen Common Stock Certificate	10-Q	000-15071	4.1	08/09/12
4.2	Tax Benefits Preservation Plan, dated December 21, 2011	8-K	000-15071	4.1	12/22/11
4.3	First Amendment to the Tax Benefits Preservation Plan, dated as of May 1, 2012, by and between Steel Excel Inc. and Registrar and Transfer Company, as Rights Agent	10-Q	000-15071	4.2	08/09/12
4.4	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association	10-Q	000-15071	4.01	02/09/04
4.5	Form of 3/4% Convertible Senior Subordinated Note	10-Q	000-15071	4.02	02/09/04
10.1†	Separation Agreement of John M. Westfield, effective November 17, 2009	10-Q	000-15071	10.3	02/03/10
10.2†	Separation Agreement of Subramanian Sundaresh, effective January 4, 2010	10-Q	000-15071	10.1	02/03/10
10.3†	Consulting Service Agreement of Subramanian Sundaresh, effective January 4, 2010‡	10-Q	000-15071	10.2	02/03/10
10.4†	Separation Agreement of John Noellert, effective February 4, 2010	10-K	000-15071	10.11	05/27/10
10.5†	Separation Agreement of Marcus Lowe, effective March 4, 2010	10-K	000-15071	10.12	05/27/10
10.6†	Separation Agreement of Mary L. Dotz, effective July 16, 2010	10-Q	000-15071	10.1	08/11/10
10.7†	Amended Separation Agreement of Mary L. Dotz, effective September 29, 2010	10-Q	000-15071	10.1	11/05/10
10.8†	Amended Separation Agreement of Mary L. Dotz, effective December 10, 2010	10-KT	000-15071	10.10	03/03/11
10.9†	Mary L. Dotz Retention Bonus Letter, effective June 15, 2010	10-KT	000-15071	10.11	03/03/11
10.10†	Independent Contractor Agreement with John J. Quicke, effective February 2, 2010	10-KT	000-15071	10.12	03/03/11
10.11†	Amendment No. 1 to the Independent Contractor Agreement with John J. Quicke, effective June 25, 2010	10-KT	000-15071	10.13	03/03/11
10.12†	Amendment No. 2 to the Independent Contractor Agreement with John J. Quicke, effective December 7, 2010	10-KT	000-15071	10.14	03/03/11
10.13†	Amendment No. 3 to the Independent Contractor Agreement with John J. Quicke, effective April 3, 2012	8-K	000-15071	10.1	04/04/12
10.14†	Independent Contractor Agreement with Mary L. Dotz, effective June 1, 2011	10-Q	000-15071	10.4	08/09/11
10.15†	2004 Equity Incentive Plan, as amended and restated on August 20, 2008	Def 14A	000-15071	A	09/08/08

10.16†	Amendment No. 2 to 2004 Equity Incentive Plan, dated as of November 17, 2011	10-Q	000-15071	10.2	11/08/12
10.17†	Amendment No. 3 to 2004 Equity Incentive Plan, dated as of August 7, 2012	10-Q	000-15071	10.3	11/08/12
10.18†	Form of Restricted Stock Award Agreement for 2004 Equity Incentive Plan, as amended August 7, 2012	10-Q	000-15071	10.4	11/08/12
10.19†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.20†	Adaptec, Inc. 2006 Director Plan	Def 14A	000-15071	A	07/28/06
10.21†	Amendment No. 1 to 2006 Director Plan, dated November 17, 2011	10-Q	000-15071	10.1	11/08/12
10.22†	Form of Restricted Stock Award Agreement under 2006 Director Plan, as amended on August 7, 2012	10-Q	000-15071	10.5	11/08/12
10.23†	Stock Option Award Agreement under 2006 Director Plan, as amended on December 7, 2010	10-KT	000-15071	10.25	03/03/11
10.24†	Stock Appreciation Right Award Agreement under 2006 Director Plan as amended on February 7, 2008	8-K	000-15071	10.03	02/11/08
10.25†	SNAP Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan, effective November 14, 2002	S-8	333-118090	4.04	08/10/04
10.26†	Director Compensation Policy, dated May 25, 2011	10-Q	000-15071	10.5	08/09/11
10.27†	Fiscal 2010 Incentive Plan, effective for fiscal 2010	10-K	000-15071	10.29	05/27/10
10.28	Form of Indemnification Agreement entered into between the Company and its officers and directors	10-K	000-15071	10.47	06/06/07
10.29	Settlement Agreement, dated as of October 26, 2007, among the Registrant, Steel Partners, L.L.C. and Steel Partners II, L.P.	8-K	000-15071	10.01	10/31/07
10.30	Management Services Agreement, dated October 1, 2011, between the Company and SP Corporate Services LLC	8-K	000-15071	10.1	10/06/11
10.31	Amended and Restated Management Services Agreement, dated as of August 1, 2012, between the Company and SP Corporate Services LLC	8-K	000-15071	10.6	8/10/12
10.32	Share Acquisition Agreement, dated as of April 30, 2012, by and among the Company and BNS Holding, Inc., SWH, Inc. and SPH Group Holdings LLC	8-K	000-15071	2.1	04/30/12
10.33	Agreement of Purchase and Sale and Escrow Instructions, dated March 26, 2011, between the Company and Swift Realty Partners, LLC	10-Q	000-15071	10.1	08/09/11
10.34	First Amendment to the Agreement of Purchase and Sale and Escrow Instructions, dated May 4, 2011, between the Company and Swift Realty Partners, LLC	10-Q	000-15071	10.2	08/09/11
10.35	Second Amendment to the Agreement of Purchase and Sale and Escrow Instructions, dated May 26, 2011, between the Company and Swift Realty Partners, LLC	10-Q	000-15071	10.3	08/09/11
10.36	Amendment No. 1 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of April 5, 2013	8-K	000-15071	10.1	4/5/13
10.37	Credit Agreement, dated as of July 3, 2013, among Steel Energy Ltd., and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender, a Revolving Lender, a Swing Line Lender and a Term Lender, RBS Citizens, N.A., as a Revolving Lender and a Term Lender and Comerica Bank, as a Revolving Lender and a Term Lender	8-K	000-15071	99.1	7/10/13
10.38†	Amendment No. 4 to 2004 Equity Incentive Plan, dated as of May 21, 2013	10-Q	000-15071	10.2	8/7/13
10.39†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan, as amended May 21, 2013	10-Q	000-15071	10.3	8/7/13

10.40	Commitment Increase Agreement and Amendment to Credit Documents, dated as of December 17, 2013, among Steel Energy Ltd., and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender, a Revolving Lender, a Swing Line Lender and a Term Lender, RBS Citizens, N.A., as a Revolving Lender and a Term Lender and Comerica Bank, as a Revolving Lender and a Term Lender.	8-K	000-15071	10.1	12/20/13
10.41	Amendment No. 2 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014	8-K	000-15071	10.1	1/14/14
21*	Subsidiaries of Registrant
23*	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbased Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Steel Excel Inc.
Schedule II - Valuation and Qualifying Accounts
For the years ended December 31, 2013, 2012, and 2011

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period

Allowances deducted in the balance sheet from assets to which they apply:

For the year ended December 31, 2013:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Valuation allowance on deferred tax assets	$37,173	$32,580	$—	$—	$69,753

For the year ended December 31, 2012:
Allowance for doubtful accounts	$80	$—	$—	$(80)	$—
Valuation allowance on deferred tax assets	$69,508	$—	$—	$(32,335)	$37,173

For the year ended December 31, 2011:
Allowance for doubtful accounts	$—	$80	$—	$—	$80
Valuation allowance on deferred tax assets	$70,449	$—	$—	$(941)	$69,508

(1) Recognized as a reduction of expense