Form 10-Q
period 2014-03-31
Steel Excel Inc.
filed 2014-05-09
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 or

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

As of May 2, 2014, there were 11,966,904 shares of Steel Excel’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per-share data)
Net revenues	$45,159	$26,351

Cost of revenues	34,310	18,665

Gross profit	10,849	7,686

Operating expenses:
Selling, general and administrative expenses	8,262	5,312
Amortization of intangibles	2,641	2,400
Total operating expenses	10,903	7,712

Operating loss	(54)	(26)

Interest income, net	721	623
Other income, net	2,928	1,139

Income from continuing operations before income taxes and equity method loss	3,595	1,736

Benefit from income taxes	1,903	1,633
Loss from equity method investees, net of taxes	(1,433)	—

Net income from continuing operations	4,065	3,369

Loss from discontinued operations, net of taxes	—	(395)

Net income	4,065	2,974

Net loss attributable to non-controlling interests in consolidated entities
Continuing operations	326	20
Discontinued operations	—	316

Net income attributable to Steel Excel Inc.	$4,391	$3,310

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.37	$0.26
Loss from discontinued operations, net of taxes	$—	$(0.01)
Net income	$0.37	$0.26

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.37	$0.26
Loss from discontinued operations, net of taxes	$—	$(0.01)
Net income	$0.37	$0.26

Shares used in computing income (loss) per share:
Basic	11,981	12,886
Diluted	11,999	12,909

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$4,065	$2,974
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment, net of taxes	—	(59)
Net unrealized gain on marketable securities, net of taxes	3,991	2,871

Comprehensive income	8,056	5,786
Comprehensive loss attributable to non-controlling interest	326	336

Comprehensive income attributable to Steel Excel Inc.	$8,382	$6,122

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2014	December 31, 2013
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$60,285	$73,602
Marketable securities	198,965	178,485
Accounts receivable, net of allowance for doubtful accounts of $0	25,055	24,864
Deferred income taxes	15	—
Prepaid expenses and other current assets	6,647	4,979
Current assets of discontinued operations	31	31
Total current assets	290,998	281,961
Property and equipment, net	106,204	106,476
Goodwill	68,139	68,139
Intangible assets, net	42,257	44,388
Other investments	28,826	25,844
Investments in equity method investees	6,906	8,339
Deferred income taxes	3,732	1,556
Other long-term assets	1,647	1,754
Total assets	$548,709	$538,457

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$3,640	$4,754
Accrued expenses and other liabilities	13,068	7,526
Current portion of long-term debt	13,214	13,214
Current portion of capital lease obligations	412	412
3/4% convertible senior subordinated notes due 2023	—	346
Deferred income taxes	3,838	3,612
Current liabilities of discontinued operations	987	987
Total current liabilities	35,159	30,851
Capital lease obligations, net of current portion	471	572
Long-term debt, net of current portion	75,982	79,286
Deferred income taxes	2,043	—
Other long-term liabilities	3,823	3,813
Total liabilities	117,478	114,522

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 40,000 shares authorized; 14,517 shares and 14,508 shares issued and outstanding in 2014 and 2013, respectively)	15	14
Additional paid-in capital	275,442	274,826
Accumulated other comprehensive income	10,507	6,516
Retained earnings	218,358	213,967
Treasury stock, at cost (2014 - 2,550 shares; 2013 - 2,503 shares)	(72,378)	(71,001)
Total Steel Excel Inc. stockholders' equity	431,944	424,322
Non-controlling interest	(713)	(387)
Total stockholders' equity	431,231	423,935
Total liabilities and stockholders' equity	$548,709	$538,457
 See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net income	$4,065	$2,974
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	394
Loss from equity method investees	1,433	—
Stock-based compensation expense	617	620
Depreciation and amortization	6,163	4,994
Deferred income tax benefit	(2,020)	(1,818)
Loss (gain) on sales of marketable securities	(2,991)	23
Other	27	258
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(160)	2,119
Prepaid expenses and other assets	(1,802)	(1,897)
Accounts payable and other liabilities	4,526	1,139
Net cash used in operating activities of discontinued operations	—	(728)
Net cash provided by operating activities	9,858	8,078

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	(530)	—
Purchases of property and equipment	(3,279)	(2,347)
Proceeds from sale of property and equipment	26	—
Investments in equity method investees	—	(4,000)
Purchases of marketable securities	(51,843)	(47,192)
Sales of marketable securities	40,579	8,315
Maturities of marketable securities	—	56,045
Other investments	(3,000)	—
Net cash used in investing activities of discontinued operations	—	(112)
Net cash provided by (used in) investing activities	(18,047)	10,709

Cash Flows From Financing Activities:
Repurchases of common stock	(1,377)	(2,098)
Repayment of subordinated notes	(346)	—
Repayments of capital lease obligations	(101)	(106)
Repayments of long-term debt	(3,304)	(13,000)
Net cash used in financing activities	(5,128)	(15,204)

Net increase (decrease) in cash and cash equivalents	(13,317)	3,583
Cash and cash equivalents at beginning of period	73,602	71,556

Cash and cash equivalents at end of period	$60,285	$75,139
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

The accompanying unaudited consolidated financial statements of Steel Excel and its subsidiaries, which have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013. The Company believes that all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation have been included in the Financial Statements. The operating results of any period are not necessarily indicative of the results for the entire year or any future period.

In December 2013, the Company acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”), a provider of drilling and production services to the oil and gas industry. The fair values recognized at December 31, 2013, were provisional pending further analysis and third-party valuations. In 2014, the Company recorded measurement period adjustments to reflect revised fair values of the assets and liabilities of Black Hawk. The Company's balance sheet at December 31, 2013, has been revised to reflect such measurement period adjustments as if they were recorded at the acquisition date (see Note 3).

The Company shut down the operations of Ruckus Sports LLC (“Ruckus”), a provider of obstacle course and mass-participation events, in November 2013. The consolidated financial statements reflect Ruckus as a discontinued operation in all periods presented (see Note 4).

Commencing with the quarterly period ended June 30, 2013, the Company's quarter-end dates coincide with the calendar quarter-end dates. Prior to that time, the Company's quarter-end dates were based on fiscal quarters ending on the thirteenth Saturday of such fiscal quarter. The Company's quarter-end dates were March 31 and March 30 for the 2014 and 2013 periods, respectively.

Certain other prior period amounts have been reclassified to conform to the 2014 presentation.

2.	Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), which changes the requirements for reporting discontinued operations. Pursuant to this pronouncement, the disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This pronouncement also requires additional disclosures for discontinued operations and requires disclosures about disposals of individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2014-08 is effective for annual reporting periods beginning after December 15, 2014, and for interim reporting period within those years. The Company does not expect the adoption of ASU No. 2014-08 to have a material effect on the consolidated financial statements.

3.	Acquisitions

On December 16, 2013, the Company acquired the business and substantially all of the assets of Black Hawk for approximately $60.8 million in cash, subject to a post-closing working capital adjustment. The fair values recognized in 2013 in connection with the Black Hawk transaction were provisional pending the Company's continued evaluation, including assessing any identifiable intangible assets acquired, and completing a valuation of the tangible and intangible assets. During 2014, the Company recorded adjustments to the initial fair values based on the Company's continued assessment of the fair values of the assets and liabilities acquired, including a preliminary valuation. The following table summarizes the provisional fair values previously reported, the measurement period adjustments recognized in 2014, and the revised fair values of the assets and liabilities acquired.

	Previously Reported	Measurement Period Adjustments	Revised
	(in thousands)
Accounts receivable	$9,663	$(40)	$9,623
Prepaid expenses and other current assets	208	420	628
Property and equipment	30,581	93	30,674
Intangible assets	—	12,160	12,160
Accounts payable	(1,333)	(251)	(1,584)
Accrued expenses	(1,756)	(167)	(1,923)
Total identifiable net assets acquired	37,363	12,215	49,578
Goodwill	23,400	(12,215)	11,185
Net assets acquired	$60,763	$—	$60,763

The intangible assets acquired represented customer relationships, a trade name, and a non-compete arrangement with estimated fair values of $11.3 million, $0.8 million, and $0.1 million, respectively. The intangible assets are being amortized over five-year periods. The revised amounts are subject to further revision pending the Company's continued assessment of the fair values of the assets and liabilities acquired, including completion of the valuation. The Company's balance sheet at December 31, 2013, has been revised to reflect the measurement period adjustments as if they had been recognized at the acquisition date. The measurement period adjustments did not have a material effect on the Company's statement of operations.

In February 2014, UK Elite Soccer, Inc. ("UK Elite"), the Sports segment soccer operation, acquired the business and assets of a provider of soccer clinics and camps for approximately $0.5 million in cash. In connection with this acquisition, the Company recognized approximately $0.5 million in intangible assets representing customer relationships.

The following unaudited pro forma financial information for the three months ended March 31, 2013, combines the results of operations of the Company with the results of operations of Black Hawk and UK Elite, which were acquired in December 2013 and June 2013, respectively, as if those acquisitions had occurred at the beginning of the year prior to the date of acquisition. The pro forma financial information does not include the results of Ruckus, which was acquired in January 2013 and is reported as a discontinued operation in the Company's consolidated financial statements. The pro forma financial information is not necessarily indicative of what would have actually occurred had the acquisitions been consummated at the beginning of the year prior to the date of acquisition or results that may occur in the future.

Amount
(in thousands)
Net revenues	$41,747
Net income from continuing operations	$3,281
Net income	$2,886
Net income attributable to Steel Excel Inc.	$3,255

4.	Discontinued Operations

In November 2013, the Company shut down the operations of Ruckus after it did not meet operational and financial expectations. For the three months ended March 31, 2013, Ruckus did not report any revenues and incurred a loss from discontinued operations of $0.4 million.

5.	Investments

Marketable Securities

All of the Company's marketable securities at March 31, 2014, and December 31, 2013, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". Marketable securities at March 31, 2014, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$41,035	$—	$—	$41,035
Mutual funds	15,722	4,945	—	20,667
United States government securities	23,889	26	—	23,915
Corporate securities	105,272	13,881	(3,957)	115,196
Corporate obligations	35,949	1,642	(3)	37,588
Commercial paper	4,499	—	—	4,499
Total available-for-sale securities	226,366	20,494	(3,960)	242,900
Amounts classified as cash equivalents	(43,935)	—	—	(43,935)
Amounts classified as marketable securities	$182,431	$20,494	$(3,960)	$198,965

Marketable securities at December 31, 2013, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$60,909	$—	$—	$60,909
Mutual funds	15,722	5,061	—	20,783
United States government securities	50,356	23	—	50,379
Corporate securities	69,806	9,961	(5,208)	74,559
Corporate obligations	31,356	885	(276)	31,965
Commercial paper	1,799	—	—	1,799
Total available-for-sale securities	229,948	15,930	(5,484)	240,394
Amounts classified as cash equivalents	(61,909)	—	—	(61,909)
Amounts classified as marketable securities	$168,039	$15,930	$(5,484)	$178,485

Proceeds from sales of marketable securities were $40.6 million and $8.3 million for the three months ended March 31, 2014 and 2013, respectively. The company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross realized gains	$3,200	$1,258
Gross realized losses	(209)	(42)
Realized gains, net	$2,991	$1,216

The fair value of the Company’s marketable securities with unrealized losses at March 31, 2014, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$30,339	$(3,299)	$551	$(658)	$30,890	$(3,957)
Corporate obligations	1,045	(3)	—	—	1,045	(3)
Total	$31,384	$(3,302)	$551	$(658)	$31,935	$(3,960)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2013, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$15,609	$(4,757)	$803	$(451)	$16,412	$(5,208)
Corporate obligations	10,477	(276)	—	—	10,477	(276)
Total	$26,086	$(5,033)	$803	$(451)	$26,889	$(5,484)

Gross unrealized losses primarily related to losses on corporate securities. The Company has evaluated such securities, which primarily consist of investments in publicly-traded entities, as of March 31, 2014, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities at March 31, 2014, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities:
Mature in one year or less	$9,029	$9,030
Mature after one year through three years	21,681	21,812
Mature in more than three years	33,627	35,160
Total debt securities	64,337	66,002
Securities with no contractual maturities	162,029	176,898
Total	$226,366	$242,900

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company, for total cash consideration of $4.0 million. In August 2013, the Company acquired 1,316,866 shares of the common stock of iGo, Inc. (“iGo”), in a cash tender offer for total consideration of $5.2 million. The shares of common stock of iGo acquired by the Company represent approximately 44.7% of the issued and outstanding shares of iGo.

The following table summarizes the Company's equity method investments.

	Ownership		Carrying Value		Income (Loss) Recognized
					Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	March 31, 2013
			(in thousands)
Again Faster	40.0%	40.0%	$3,542	$3,671	$(129)	$—
iGo	44.7%	44.7%	3,364	4,668	(1,304)	—
Total			$6,906	$8,339	$(1,433)	$—

Based on the closing market price of iGo’s publicly-traded shares, the value of the Company’s investment in iGo was approximately $4.1 million at March 31, 2014.

The Company recognizes its equity in the losses of iGo on a one-quarter lag basis. The following table presents summarized income statement information for iGo for the three months ended December 31, 2013, the period on which the loss recognized by the Company for the three months ended March 31, 2014, was based.

Amount
(in thousands)
Revenues	$3,210
Gross loss	$(1,146)
Net loss	$(2,917)

Other Investments

The Company's other investments at March 31, 2014, include a $25.0 million cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. The investment in the limited partnership had an approximate fair value of $28.5 million at March 31, 2014, based on the net asset value indicated in the monthly statement received from the partnership. The Company's other investments at March 31, 2014, also include investments in two venture capital funds totaling $0.8 million and a promissory note with an amortized cost of $3.0 million, which is a reasonable approximation of fair value at March 31, 2014.

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

Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available, and may include data developed by the Company. The Company uses the net asset value included in quarterly statements it receives in arrears from two venture capital funds to determine the fair value of such funds.  The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$57,385	$57,385	$—	$—
Mutual funds(2)	20,667	20,667	—	—
United States government securities(2)	23,915	23,915	—	—
Corporate securities(2)	115,196	107,259	—	7,937
Commercial paper(3)	4,499	—	4,499	—
Corporate obligations(2)	37,588	—	15,960	21,628
Investments in certain funds(4)	826	—	—	826
Total	$260,076	$209,226	$20,459	$30,391

(1)	Reported within "Cash and cash equivalents".

(2)	Reported within “Marketable securities”.

(3)	$2.9 million reported within "Cash and cash equivalents" and $1.6 million reported within "Marketable securities."

(4)	Reported within "Other investments".

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$72,602	$72,602	$—	$—
Mutual funds(2)	20,783	20,783	—	—
United States government securities(2)	50,379	50,379	—	—
Corporate securities(2)	74,559	68,624	—	5,935
Commercial paper(3)	1,799	—	1,799	—
Corporate obligations(2)	31,965	—	14,535	17,430
Investments in certain funds(4)	844	—	—	844
Total	$252,931	$212,388	$16,334	$24,209

(1)	Reported within "Cash and cash equivalents."

(2)	Reported within “Marketable securities.”

(3)	$1.0 million reported within "Cash and cash equivalents" and $0.8 million reported within "Marketable securities."

(4)	Reported within "Other investments."

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2014.

Changes in the fair value of assets valued using Level 3 measurement inputs during the three months ended March 31, 2014, were as follows:

Amount
(in thousands)
Balance, January 1, 2014	$24,209
Purchases	5,299
Sales	(1,974)
Unrealized gains recognized in other comprehensive income	2,857
Balance, March 31, 2014	$30,391

The Company’s 3/4% Convertible Senior Notes due December 22, 2023, had a carrying value of approximately $0.3 million at December 31, 2013, which was a reasonable approximation of fair value. The Company redeemed all outstanding Convertible Senior Notes in January 2014 with a cash payment of $0.3 million.

7.	Property and Equipment, Net

Property and equipment at March 31, 2014, and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Rigs and other equipment	$102,208	$100,912
Buildings and improvements	19,370	19,167
Land	1,164	1,164
Vehicles	1,905	1,869
Furniture and fixtures	576	512
Assets in progress	2,756	1,114
	127,979	124,738
Accumulated depreciation	(21,775)	(18,262)
Property and equipment, net	$106,204	$106,476

The amounts at December 31, 2013, have been revised to reflect measurement period adjustments for the three months ended March 31, 2014, related to Black Hawk as if they had been recognized at the acquisition date (see Note 3). Depreciation expense was $3.5 million and $2.6 million for the three months ended March 31, 2014, and 2013, respectively.

8.	Goodwill and Other Intangible Assets

The Company's intangible assets at March 31, 2014, and December 31, 2013, all of which are subject to amortization, consisted of the following:

	March 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Energy segment:
Customer relationships	$54,380	$(15,970)	$38,410	$54,380	$(13,700)	$40,680
Trade names	4,860	(2,584)	2,276	4,860	(2,315)	2,545
Non-compete agreement	120	(7)	113	120	—	120
	59,360	(18,561)	40,799	59,360	(16,015)	43,345

Sports segment:
Customer relationships	1,673	(318)	1,355	1,163	(230)	933
Trade names	122	(19)	103	122	(12)	110
	1,795	(337)	1,458	1,285	(242)	1,043

Total	$61,155	$(18,898)	$42,257	$60,645	$(16,257)	$44,388

The amounts for the Energy segment at December 31, 2013, have been revised to reflect measurement period adjustments for the three months ended March 31, 2014, related to Black Hawk as if they had been recognized at the acquisition date (see Note 3).

Amortization expense was $2.6 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. Estimated aggregate amortization expense related to the intangible assets for the next five years is as follows:

Amount
(in thousands)
For the year ended December 31:
Remainder of 2014	$6,878
2015	8,097
2016	7,088
2017	5,858
2018	5,168
Thereafter	9,168
Total	$42,257

The changes to the Company’s carrying amount of goodwill were as follows:

	Three Months Ended March 31, 2014			Fiscal Year Ended December 31, 2013
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance at beginning of period	$65,968	$2,171	$68,139	$52,939	$154	$53,093
Acquisitions (see Note 3)	—	—	—	11,185	5,594	16,779
Adjustments to fair value	—	—	—	1,844	—	1,844
Impairments	—	—	—	—	(3,577)	(3,577)
Balance at end of period	$65,968	$2,171	$68,139	$65,968	$2,171	$68,139

The amounts for the Energy segment at December 31, 2013, have been revised to reflect measurement period adjustments for the three months ended March 31, 2014, related to Black Hawk as if they had been recognized at the acquisition date (see Note 3). The adjustment to fair value in 2013 represents an adjustment to reflect additional acquisition-

date deferred income tax liabilities and non-current deferred compensation obligations related to the acquisition of Sun Well Service, Inc. (“Sun Well”) in May 2012. During the year ended December 31, 2013, the Company recognized a goodwill impairment of $3.6 million related to shutdown of Ruckus.

The components of goodwill at March 31, 2014, and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Goodwill	$73,704	$73,704
Accumulated impairment	(5,565)	(5,565)
Net goodwill	$68,139	$68,139

9.	Long-term Debt

In 2013, Steel Energy entered into a credit agreement, as amended (the “Amended Credit Agreement”), with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank that provided for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable.
Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well, Rogue Pressure Services, LLC (“Rogue”), and Black Hawk, and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk. The carrying values as of March 31, 2014, of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement were as follows:

Amount
(in thousands)
Cash and cash equivalents	$14,523
Accounts receivable	24,328
Property and equipment, net	97,702
Intangible assets, net	40,798
Total	$177,351
The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. At March 31, 2014, $89.2 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for the remainder of 2014 and subsequent years are as follows:

Amount
(in thousands)
Remainder of 2014	$9,911
2015	13,214
2016	13,214
2017	13,214
2018	39,643
Total	89,196
Less current portion	13,214
Total long-term debt	$75,982

The interest rate on the borrowings under the Amended Credit Agreement was 3.0% at March 31, 2014. For the three months ended March 31, 2014, the Company incurred interest expense of $0.8 million in connection with the Amended Credit Agreement, consisting of $0.7 million in interest on the Term Loans and $0.1 million of amortization of deferred financing fees. The Company was in compliance with all financial covenants as of March 31, 2014.
Sun Well previously had a credit agreement (the "Sun Well Credit Agreement") with Wells Fargo Bank, National Association, that included a term loan of $20.0 million and a revolving line of credit for up to $5.0 million. All amounts due under the Sun Well Credit Agreement were fully repaid in 2013 and the facility was terminated in July 2013. For three months ended March 31, 2013, the Company incurred interest expense of $0.2 million in connection with the Sun Well Credit Agreement.

10.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued compensation and related taxes	$4,255	$4,207
Deferred revenue	2,799	857
Insurance	3,992	310
Professional services	660	608
Accrued fuel and rig-related charges	514	652
Tax-related	258	385
Other	590	507
Total	$13,068	$7,526

“Other long-term liabilities” consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Deferred compensation	$3,718	$3,709
Tax-related	105	104
Total	$3,823	$3,813

11.	Interest and Other Income

“Interest income, net” consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest income	$1,589	$794
Interest expense	(868)	(171)
Interest income, net	$721	$623

"Other income (expense), net" consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Realized gain on sale of marketable securities, net	$2,991	$1,216
Other	(63)	(77)
Other income, net	$2,928	$1,139

12.	Income Taxes

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

The Company recognized a benefit from income taxes of $1.9 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively, primarily due to a partial reversal of the Company's valuation allowance for deferred tax assets. In the 2014 and 2013 periods, the Company reversed $2.1 million and $1.8 million, respectively, of the valuation allowance as a result of recognizing deferred tax liabilities related to unrealized gains on marketable securities recorded during the period.

13.    Stock Benefit Plans

The Company grants equity-based awards to employees under its 2004 Equity Incentive Plan, as amended (the “2004 Plan”), and grants equity-based awards to non-employee directors under its 2006 Director Plan, as amended (the "2006 Plan", and together with the “2004 Plan”, the "Equity Plans"). Stock-based compensation expense by type of award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the three months ended March 31, 2014 and 2013, was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Stock options	$22	$25
Restricted stock	595	595
Total stock-based compensation	$617	$620

During the three months ended March 31, 2014, the Company granted 9,105 shares of restricted stock to its employees. The Company did not grant any stock options during the first three months of 2014.

14.	Net Income (Loss) Per Share

Basic net income (loss) attributable to Steel Excel per share of common stock is computed by dividing net income (loss) attributable to Steel Excel by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to Steel Excel gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Numerators:
Net income from continuing operations	$4,065	$3,369
Non-controlling interest	326	20
Net income from continuing operations attributable to Steel Excel Inc.	$4,391	$3,389

Loss from discontinued operations, net of taxes	$—	$(395)
Non-controlling interest	—	316
Loss from discontinued operations, net of taxes, attributable to Steel Excel Inc.	$—	$(79)

Net income attributable to Steel Excel Inc.	$4,391	$3,310

Denominators:
Basic weighted average common shares outstanding	11,981	12,886
Effect of dilutive securities:
Stock-based awards	18	23
Diluted weighted average common shares outstanding	11,999	12,909

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.37	$0.26
Income (loss) from discontinued operations, net of taxes	$—	$(0.01)
Net income	$0.37	$0.26

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.37	$0.26
Income (loss) from discontinued operations, net of taxes	$—	$(0.01)
Net income	$0.37	$0.26

15.	Accumulated Other Comprehensive Income

Changes in the components of "Accumulated other comprehensive income" were as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Unrealized Gain on Securities	Cumulative Translation Adjustment	Total	Unrealized Gain on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance at beginning of period	$6,921	$(405)	$6,516	$927	$19	$946

Unrealized gain (loss) - pretax	8,023	—	8,023	5,854	(59)	5,795
Tax effect on unrealized gain	(2,764)	—	(2,764)	(2,230)	—	(2,230)
Unrealized gain (loss) - net of tax	5,259	—	5,259	3,624	(59)	3,565

Reclassification to realized gain - pretax	(1,934)	—	(1,934)	(1,216)	—	(1,216)
Tax effect on reclassification	666	—	666	463	—	463
Reclassification to realized gain - net of tax	(1,268)	—	(1,268)	(753)	—	(753)

Net current period other comprehensive income (loss)	3,991	—	3,991	2,871	(59)	2,812

Balance at end of period	$10,912	$(405)	$10,507	$3,798	$(40)	$3,758

16.	Segment Information

The Company currently reports its business in two reportable segments - Energy and Sports. The Company measures profit or loss of its segments based on operating income (loss).

Segment information relating to the Company's results of continuing operations was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues
Energy	$43,913	$26,039
Sports	1,246	312
Total revenues	$45,159	$26,351

Operating income (loss)
Energy	$5,467	$3,227
Sports	(2,032)	(986)
Total segment operating income	3,435	2,241
Corporate and other business activities	(3,489)	(2,267)
Interest income, net	721	623
Other income, net	2,928	1,139
Income from continuing operations before income taxes and equity method loss	$3,595	$1,736

Depreciation and amortization expense:
Energy	$5,793	$4,855
Sports	370	139
Total depreciation and amortization expense	$6,163	$4,994

Segment information related to the Company's assets was as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Sports	$18,718	$20,495
Energy	247,780	244,164
Corporate and other business activities	282,211	273,798
Total assets	$548,709	$538,457

17.	Related Party Transactions

SPLP beneficially owned approximately 55.2% of the Company’s outstanding common stock as of March 31, 2014. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Each of Warren G. Lichtenstein and Jack L. Howard is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

Effective January 1, 2014, the services provided by SP Corporate Services LLC (“SP Corporate”), a SPLP affiliate, were expanded, with the Company paying SP Corporate $0.7 million per month for such services. The services agreement with SP Corporate and subsequent amendments were approved by a committee of the Company’s independent directors. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the three months ended March 31, 2014 and 2013, the Company incurred expenses of $2.2 million and $1.0 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. The Company owed SP Corporate and its affiliates $0.5 million at March 31, 2014.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

The Company holds $15.2 million of short-term deposits at WebBank, an affiliate of SPLP, and recorded interest income of $7,000 and $25,000 for the three months ended March 31, 2014 and 2013.

18.	Supplemental Cash Flow Information

The Company did not have any non-cash investing and financing activities for the three months ended March 31, 2014 and 2013. Cash paid for interest and income taxes for the three months ended March 31, 2014 and 2013, was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest paid	$735	$192
Income taxes paid	$44	$130

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See Item I Part 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2013, for a description of certain factors that might cause such a difference.

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. The Energy segment focuses on providing drilling and production services to the oil and gas industry. The Sports segment provides event-based sports services and other health-related services. The Company also continues to identify other new business acquisition opportunities.

In June 2013, the Company acquired 80% of the outstanding common stock of UK Elite Soccer, Inc. ("UK Elite"). UK Elite is included in the Company's Sports segment.

In December 2013, the Company acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”), a provider of drilling and production services to the oil and gas industry. Black Hawk is included in the Company's Energy segment. The fair values of the assets and liabilities of Black Hawk recognized at December 31, 2013, were provisional pending further analysis and third-party valuations. In 2014, the Company recorded measurement period adjustments to reflect revised fair values of the assets and liabilities of Black Hawk. The Company's balance sheet at December 31, 2013, has been revised to reflect such measurement period adjustments as if they were recorded at the acquisition date.

In July 2013, Steel Energy Ltd, a wholly-owned subsidiary of the Company, entered into a credit agreement, as amended (the "Amended Credit Agreement") that provided for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan and up to $10.0 million in revolving loans.

In November 2013 the Company shut down the operations of Ruckus Sports LLC (“Ruckus”), an obstacle course and mass-participation events company that was controlled by the Company through its representation on the Ruckus board, after it did not meet operational and financial expectations. Ruckus, which was acquired in January 2013, is reported as a discontinued operation in the Company’s consolidated financial statements.

Commencing with the quarterly period ended June 30, 2013, the Company's quarter-end dates coincide with the calendar quarter-end dates. Prior to that time, the Company's quarter-end dates were based on fiscal quarters ending on the thirteenth Saturday of such fiscal quarter. The Company's quarter-end dates were March 31 and March 30 for the 2014 and 2013 periods, respectively.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

The net revenues and operating income by reportable segment for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Energy net revenues	$43,913	$26,039
Sports net revenues	1,246	312
Consolidated net revenues	$45,159	$26,351

Energy operating income	$5,467	$3,227
Sports operating loss	(2,032)	(986)
Corporate and other business activities	$(3,489)	$(2,267)
Consolidated operating loss	$(54)	$(26)

Three months ended March 31, 2014, compared to three months ended March 31, 2013

Net revenues for the three months ended March 31, 2014, increased by $18.8 million as compared to the 2013 period. Net revenues from the Company's Energy segment increased by $17.9 million primarily as a result of $16.4 million in revenues from Black Hawk, which was acquired in December 2013, and an increase in revenues of $1.5 million in the Energy segment's other operations from increased rig utilization in the period. Net revenues in the Company's Sports segment increased by $0.9 million primarily as a result of $0.5 million in revenues from UK Elite, which was acquired in June 2013, and an increase in revenues of $0.3 million in the segment's baseball operations from the recently completed indoor facility.

Gross profit for the three months ended March 31, 2014, increased by $3.2 million as compared to the 2013 period, but as a percentage of revenue declined to 24.0% from 29.2%. Gross profit in the Energy segment increased by $3.2 million and as a percentage of revenue declined to 24.3% in the first quarter of 2014 from 28.8% in the comparable 2013 period. Gross profit in the Energy segment increased as a result of $4.1 million in gross profit from Black Hawk. This increase was partially offset in by a decrease in gross profit of $0.9 million in the Energy segment's other operations due primarily to a decline in average revenue per rig hour, increased rig staffing and related costs, and additional costs incurred because of adverse weather conditions. Gross profit in the Sports segment in the 2014 period was comparable to that in the 2013 period as increased gross profit in the segment's baseball operation resulting from the recently completed indoor facility was offset by expected seasonal winter losses at UK Elite.

SG&A expenses in the first quarter of 2014 increased by $3.0 million as compared to the comparable 2013 period primarily as a result of costs incurred at Black Hawk and UK Elite, both of which were acquired subsequent to the 2013 period, and from increased costs incurred for services provided by affiliates of the Company.

The operating loss in the first quarter 2014 was $54,000 as compared to a loss of $26,000 in the 2013 period. Operating income in the Energy segment increased by $2.2 million as a result of $2.8 million in operating income from Black Hawk. This increase was partially offset by a decrease in operating income of $0.6 million in the Energy segment's other operations primarily due to the decline in gross profit for the period. The operating loss in the Sports segment increased by $1.0 million primarily due to the expected seasonal winter losses at UK Elite. The operating loss from Corporate and other business activities increased by $1.0 million from increased costs incurred for services provided by affiliates of the Company.

Amortization of intangibles in the first quarter 2014 increased by $0.2 million as compared to the comparable 2013 period as a result of amortization expense on the intangible assets recognized in connection with the acquisitions of Black Hawk and UK Elite, partially offset by a reduced rate of amortization in the second year for the intangible assets recognized in connection with prior year acquisitions.

Net interest income of $1.6 million in the first quarter 2014 increased by $0.1 million as compared to the 2013 period primarily as a result of increased interest income of $0.8 million from the Company investing in higher yield money market funds and corporate obligations in the 2014 period, partially offset by an increase in interest expense of $0.7 million primarily associated with the borrowings under the Amended Credit Agreement.

Other income of $2.9 million in the first quarter 2014 primarily represented realized gains on the sale of marketable securities of $3.0 million.

The Company recognized a benefit for income taxes of $1.9 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively, primarily as a result of a reversal of a portion of its valuation allowance for deferred income tax assets. Such reversals resulted from the deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income.

Financial Condition

The Amended Credit Agreement provided for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Amended Credit Agreement, which totaled $89.2 million at March 31, 2014, are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk, and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk. The Company was in compliance with all financial covenants as of March 31, 2014.

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at March 31, 2014, totaled $60.3 million and $199.0 million, respectively. Working capital in the first three months of 2014 increased by $4.7 million.

Cash flows from operating activities of continuing operations increased by $0.4 million in the first three months of 2014 as compared to the 2013 period primarily due to the timing of vendor payments partially offset by the timing of collections of trade receivables.

During the first three months of 2014, the Company made purchases of marketable securities, net of proceeds from sales, of $11.3 million, made debt repayments on the Amended Credit Facility of $3.3 million, made loan disbursements in connection with the Company's participation in a loan syndication of $3.0 million, paid $0.5 million for acquisitions net of cash acquired, invested $3.3 million in property and equipment, and paid $1.4 million to repurchase shares of its common stock.

At March 31, 2014, the Company had $259.3 million in cash and marketable securities. Available-for-sale securities included short-term deposits, corporate debt and equity instruments, United States government securities, and securities of government agencies, and were recorded on our consolidated balance sheets at fair market value, with any related unrealized gain or loss reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

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

Commitments and Contingencies

Contractual Obligations

There were no material changes in the Company’s contractual obligations at March 31, 2014, as compared to those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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
Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), which changes the requirements for reporting discontinued operations. Pursuant to this pronouncement, the disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This pronouncement also requires additional disclosures for discontinued operations and requires disclosures about disposals of individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2014-08 is effective for annual reporting periods beginning after December 15, 2014, and for interim reporting period within those years. The Company does not expect the adoption of ASU No. 2014-08 to have a material effect on the consolidated financial statements.

Critical Accounting Policies

The Company's critical accounting policies have not changed from those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2014, which was the period covered by this quarterly report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013 the Company's Board of Directors authorized a stock repurchase program to acquire up to 200,000 shares of the Company's common stock. The following table summarizes, by month, the repurchases made during the three months ended March 31, 2014, under the repurchase programs.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month of January 2014	23,193	$29.64	23,193	170,521
Month of February 2014	12,525	$29.20	12,525	157,996
Month of March 2014	10,879	$29.76	10,879	147,117
Total	46,597	$29.55	46,597

Item 6. Exhibits

10.1
Amendment No. 2 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014 (incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 14, 2014).

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

Steel Excel Inc.

By:	/s/Jack L. Howard
	Jack L. Howard Vice Chairman (Principal executive officer)	Date:	May 9, 2014

By:	/s/James F. McCabe, Jr.
	James F. McCabe, Jr. Chief Financial Officer (Principal financial officer)	Date:	May 9, 2014