Form 10-Q
period 2014-06-30
Steel Excel Inc.
filed 2014-08-07
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

As of July 31, 2014, there were 11,545,466 shares of Steel Excel’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per-share data)
Net revenues	$51,924	$28,761	$97,083	$55,112

Cost of revenues	36,186	20,056	70,496	38,721

Gross profit	15,738	8,705	26,587	16,391

Operating expenses:
Selling, general and administrative expenses	9,282	5,746	17,544	11,058
Amortization of intangibles	2,433	2,231	5,074	4,631
Total operating expenses	11,715	7,977	22,618	15,689

Operating income	4,023	728	3,969	702

Interest income, net	488	1,246	1,209	1,869
Other income (expense), net	654	(1,278)	3,582	(139)

Income from continuing operations before income taxes and equity method income	5,165	696	8,760	2,432

Benefit from income taxes	693	384	2,596	2,017
Income from equity method investees, net of taxes	2,874	—	1,441	—

Net income from continuing operations	8,732	1,080	12,797	4,449

Loss from discontinued operations, net of taxes	—	(194)	—	(589)

Net income	8,732	886	12,797	3,860

Net loss attributable to non-controlling interests in consolidated entities
Continuing operations	11	36	337	56
Discontinued operations	—	149	—	465

Net income attributable to Steel Excel Inc.	$8,743	$1,071	$13,134	$4,381

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.74	$0.09	$1.10	$0.35
Loss from discontinued operations, net of taxes	$—	$—	$—	$(0.01)
Net income	$0.74	$0.08	$1.10	$0.34

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.73	$0.09	$1.10	$0.35
Loss from discontinued operations, net of taxes	$—	$—	$—	$(0.01)
Net income	$0.73	$0.08	$1.10	$0.34

Shares used in computing income (loss) per share:
Basic	11,895	12,718	11,938	12,796
Diluted	11,917	12,734	11,958	12,812

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$8,732	$886	$12,797	$3,860
Other comprehensive income (loss):
Foreign currency translation adjustment (A)	14	23	14	(36)

Marketable securities:
Gross unrealized gains (losses) on marketable securities, net of tax (B)	2,124	(128)	7,383	3,496
Reclassification to realized gains (losses), net of tax (C)	(309)	771	(1,577)	18
Net unrealized gain on marketable securities, net of taxes	1,815	643	5,806	3,514

Comprehensive income	10,561	1,552	18,617	7,338
Comprehensive loss attributable to non-controlling interest	11	185	337	521

Comprehensive income attributable to Steel Excel Inc.	$10,572	$1,737	$18,954	$7,859

(A) No tax effect on cumulative translation adjustments
(B) Tax benefit (provision) on gross unrealized gains (losses)	$(1,271)	$126	$(4,035)	$(2,104)
(C) Tax benefit (provision) on reclassifications to realized gains (losses)	$196	$(474)	$862	$(11)

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2014	December 31, 2013
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$69,432	$73,602
Restricted cash	20,010	—
Marketable securities	157,263	178,485
Accounts receivable, net of allowance for doubtful accounts of $0	29,821	25,355
Deferred income taxes	15	—
Prepaid expenses and other current assets	8,209	4,670
Current assets of discontinued operations	31	31
Total current assets	284,781	282,143
Property and equipment, net	109,335	105,890
Goodwill	68,742	68,742
Intangible assets, net	40,287	44,438
Other investments	28,540	25,844
Investments in equity method investees ($31,330 at fair value in 2014)	37,571	8,339
Deferred income taxes	3,732	1,556
Other long-term assets	1,516	1,754
Total assets	$574,504	$538,706

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$4,225	$4,754
Accrued expenses and other liabilities	13,896	7,775
Due to shareholders	10,023	—
Financial instrument obligations	20,010	—
Current portion of long-term debt	13,214	13,214
Current portion of capital lease obligations	412	412
3/4% convertible senior subordinated notes due 2023	—	346
Deferred income taxes	3,838	3,612
Current liabilities of discontinued operations	987	987
Total current liabilities	66,605	31,100
Capital lease obligations, net of current portion	386	572
Long-term debt, net of current portion	72,679	79,286
Deferred income taxes	2,169	—
Other long-term liabilities	3,819	3,813
Total liabilities	145,658	114,771

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 40,000 shares authorized; 14,224 shares and 14,508 shares issued and outstanding in 2014 and 2013, respectively)	14	14
Additional paid-in capital	266,473	274,826
Accumulated other comprehensive income	12,336	6,516
Retained earnings	227,101	213,967
Treasury stock, at cost (2014 - 2,679 shares; 2013 - 2,503 shares)	(76,682)	(71,001)
Total Steel Excel Inc. stockholders' equity	429,242	424,322
Non-controlling interest	(396)	(387)
Total stockholders' equity	428,846	423,935
Total liabilities and stockholders' equity	$574,504	$538,706
 See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Steel Excel Inc. Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest
	Shares	Amount	Shares	Amount					Total
	(in thousands)
Balance, January 1, 2014	14,508	$14	(2,503)	$(71,001)	$274,826	$6,516	$213,967	$(387)	$423,935
Net income attributable to Steel Excel Inc.	—	—	—	—	—	—	13,134	—	13,134
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(337)	(337)
Other comprehensive income	—	—	—	—	—	5,820	—	—	5,820
Net issuance of restricted shares	13	1	—	—	(14)	—	—	—	(13)
Stock-based compensation	—	—	—	—	1,683	—	—	—	1,683
Reverse/forward stock split	(297)	(1)	—	—	(10,022)	—	—	—	(10,023)
Repurchases of common stock	—	—	(176)	(5,681)	—	—	—	—	(5,681)
Contribution from non-controlling interest	—	—	—	—	—	—	—	328	328
Balance, June 30, 2014	14,224	$14	(2,679)	$(76,682)	$266,473	$12,336	$227,101	$(396)	$428,846

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net income	$12,797	$3,860
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	589
Income from equity method investees	(1,441)	—
Stock-based compensation expense	1,683	1,677
Depreciation and amortization	12,177	9,825
Deferred income tax benefit	(2,969)	(2,159)
Loss (gain) on sales of marketable securities	(5,067)	29
Loss on financial instrument obligations	669	—
Loss on change to equity method at fair value	568	—
Other	285	201
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,293)	2,149
Prepaid expenses and other assets	(3,334)	(1,842)
Accounts payable and other liabilities	5,330	229
Net cash used in operating activities of discontinued operations	—	(1,185)
Net cash provided by operating activities	16,405	13,373

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	(517)	(1,100)
Purchases of property and equipment	(10,897)	(3,796)
Proceeds from sale of property and equipment	357	—
Investments in equity method investees	(144)	(4,000)
Purchases of marketable securities	(73,658)	(123,015)
Sales of marketable securities	95,740	45,065
Maturities of marketable securities	4,300	122,115
Other investments	(3,000)	—
Reclassification of restricted cash	(20,010)	—
Net cash used in investing activities of discontinued operations	—	(155)
Net cash provided by (used in) investing activities	(7,829)	35,114

Cash Flows From Financing Activities:
Repurchases of common stock - treasury shares	(5,681)	(8,848)
Repayment of subordinated notes	(346)	—
Repayments of capital lease obligations	(186)	(213)
Repayments of long-term debt	(6,607)	(13,000)
Other financing activities	60	—
Net cash used in financing activities	(12,760)	(22,061)

Net increase (decrease) in cash and cash equivalents	(4,184)	26,426
Effect of foreign currency translation on cash and cash equivalents	14	26
Cash and cash equivalents at beginning of period	73,602	71,556

Cash and cash equivalents at end of period	$69,432	$98,008
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

In December 2013, Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. ("Black Hawk Inc."), a provider of drilling and production services to the oil and gas industry. The fair values recognized at December 31, 2013, were provisional pending further analysis and valuations. In 2014, the Company recorded measurement period adjustments to reflect revised fair values of the assets and liabilities acquired from Black Hawk Inc. The Company's balance sheet at December 31, 2013, has been revised to reflect such measurement period adjustments as if they were recorded at the acquisition date (see Note 3).

The Company shut down the operations of Ruckus Sports LLC (“Ruckus”), a provider of obstacle course and mass-participation events, in November 2013. The consolidated financial statements reflect Ruckus as a discontinued operation in all periods presented (see Note 4).

In June 2014 the Company's effected a 1-for-500 reverse stock split (the "Reverse Split"), immediately followed by a 500-for-1 forward stock split (the "Forward Split", and together with the Reverse Split, the "Reverse/Forward Split"), of its common stock. The consolidated financial statements reflect the effects of the Reverse/Forward Split (see Note 19).

Certain other prior period amounts have been reclassified to conform to the 2014 presentation.

2.	Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), which changes the requirements for reporting discontinued operations. Pursuant to this pronouncement, the disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This pronouncement also requires additional disclosures for discontinued operations and requires disclosures about disposals of individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2014-08 is effective for annual reporting periods beginning after December 15, 2014, and for interim reporting period within those years. The Company does not expect the adoption of ASU No. 2014-08 to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a core principle, achieved through a five-step process, that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those years. Upon adoption, ASU No. 2014-09 can be applied either retrospectively to each reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. Early application is not permitted. The Company needs to evaluate the impact on its consolidated financial statements of adopting ASU No. 2014-09 and will determine the implementation method to be used.
In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718), to address diversity in accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015, and for interim reporting period within those years, with earlier adoption permitted. The Company does not expect the adoption of ASU No. 2014-12 to have a material effect on its consolidated financial statements.

3.	Acquisitions

On December 16, 2013, the Company acquired the business and substantially all of the assets of Black Hawk Inc. for approximately $60.8 million in cash, subject to a post-closing working capital adjustment. The fair values recognized in 2013 in connection with this transaction were provisional pending the Company's continued evaluation, including assessing any identifiable intangible assets acquired, and completing a valuation of the tangible and intangible assets. During 2014, the Company recorded adjustments to the initial fair value estimates based on the Company's continued assessment of the fair values of the assets and liabilities acquired, including a preliminary valuation. The following table summarizes the provisional fair values previously reported, the measurement period adjustments recognized in 2014, and the revised fair values of the assets and liabilities acquired.

	Previously Reported	Measurement Period Adjustments	Revised
	(in thousands)
Accounts receivable	$9,663	$451	$10,114
Prepaid expenses and other current assets	208	111	319
Property and equipment	30,581	(493)	30,088
Intangible assets	—	12,210	12,210
Accounts payable	(1,333)	(251)	(1,584)
Accrued expenses	(1,756)	(416)	(2,172)
Total identifiable net assets acquired	37,363	11,612	48,975
Goodwill	23,400	(11,612)	11,788
Net assets acquired	$60,763	$—	$60,763

The intangible assets acquired represented customer relationships, a trade name, and a non-compete arrangement with estimated fair values of $11.3 million, $0.8 million, and $0.1 million, respectively. The intangible assets are being amortized over five-year periods. The revised amounts are subject to further revision pending the Company's continued assessment of the fair values of the assets and liabilities acquired, including completion of the valuation and the post-closing working capital adjustment. The Company's balance sheet at December 31, 2013, has been revised to reflect the measurement period adjustments as if they had been recognized at the acquisition date. The measurement period adjustments did not have a material effect on the Company's statement of operations for the year ended December 31, 2013.

In 2014, UK Elite Soccer, Inc. ("UK Elite"), the Sports' segment soccer operation, acquired the business and assets of three independent providers of soccer clinics and camps for a total purchase price of $1.0 million, or approximately $0.5 million net of cash acquired. In connection with these acquisitions, the Company recognized approximately $0.2 million in current assets, primarily trade receivables, approximately $0.6 million in current liabilities, primarily deferred revenue, and approximately $0.9 million in intangible assets representing customer relationships.

The following unaudited pro forma financial information for the six months ended June 30, 2013, combines the results of operations of the Company with the results of operations of Black Hawk Inc. and UK Elite, which businesses were acquired in December 2013 and June 2013, respectively, as if those acquisitions had occurred at the beginning of the year prior to the date of acquisition. The pro forma financial information does not include the results of Ruckus, which was acquired in January 2013 and is reported as a discontinued operation in the Company's consolidated financial statements. No pro forma information is provided for the businesses acquired by UK Elite in 2014 since their results of operations are not material. The pro forma financial information is not necessarily indicative of what would have actually occurred had the acquisitions been consummated at the beginning of the year prior to the date of acquisition or results that may occur in the future.

Amount
(in thousands)
Net revenues	$84,938
Net income from continuing operations	$7,921
Net income	$7,332
Net income attributable to Steel Excel Inc.	$7,846

4.	Discontinued Operations

In November 2013, the Company shut down the operations of Ruckus after it did not meet operational and financial expectations. For the six months ended June 30, 2013, Ruckus reported revenues of $0.6 million and a loss from discontinued operations of $0.6 million. For the three months ended June 30, 2013, Ruckus reported revenues of $0.6 million and incurred a loss from discontinued operations of $0.2 million.

5.	Investments

Marketable Securities

All of the Company's marketable securities at June 30, 2014, and December 31, 2013, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". In 2014, the Company entered into short sale transactions on certain securities in which the Company received proceeds from the sale of such securities and incurred obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions the Company recognized obligations totaling approximately $19.3 million, with a comparable amount of the Company's cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized currently as gains or losses, with a comparable reclassification made between the amounts of the Company's unrestricted and restricted cash. As of June 30, 2014, the Company's obligations for such transactions totaled approximately $20.0 million, which are reported as "Financial instrument obligations" with a comparable amount reported as "Restricted cash" in the Company's consolidated balance sheet. For the three and six months ended June 30, 2014, the Company incurred losses totaling $0.7 million, which are included as a component of "Other income, net" in the Company's consolidated statements of operations.

Marketable securities at June 30, 2014, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$74,935	$—	$—	$74,935
Mutual funds	15,722	6,012	—	21,734
Corporate securities	89,743	15,611	(3,714)	101,640
Corporate obligations	32,374	1,534	(19)	33,889
Total available-for-sale securities	212,774	23,157	(3,733)	232,198
Amounts classified as cash equivalents	(74,935)	—	—	(74,935)
Amounts classified as marketable securities	$137,839	$23,157	$(3,733)	$157,263

Marketable securities at December 31, 2013, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$60,909	$—	$—	$60,909
Mutual funds	15,722	5,061	—	20,783
United States government securities	50,356	23	—	50,379
Corporate securities	69,806	9,961	(5,208)	74,559
Corporate obligations	31,356	885	(276)	31,965
Commercial paper	1,799	—	—	1,799
Total available-for-sale securities	229,948	15,930	(5,484)	240,394
Amounts classified as cash equivalents	(61,909)	—	—	(61,909)
Amounts classified as marketable securities	$168,039	$15,930	$(5,484)	$178,485

Proceeds from sales of marketable securities were $95.7 million and $45.1 million for the six months ended June 30, 2014 and 2013, respectively, and $55.2 million and $36.8 million for the three months ended June 30, 2014 and 2013, respectively. The company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross realized gains	$3,196	$2,607	$6,396	$3,865
Gross realized losses	(1,120)	(3,852)	(1,329)	(3,894)
Realized gains (losses), net	$2,076	$(1,245)	$5,067	$(29)

The fair value of the Company’s marketable securities with unrealized losses at June 30, 2014, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$19,244	$(3,481)	$199	$(233)	$19,443	$(3,714)
Corporate obligations	6,019	(19)	—	—	6,019	(19)
Total	$25,263	$(3,500)	$199	$(233)	$25,462	$(3,733)

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

Gross unrealized losses primarily related to losses on corporate securities. The Company has evaluated such securities, which primarily consist of investments in publicly-traded entities, as of June 30, 2014, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities at June 30, 2014, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities:
Mature after one year through three years	$228	$236
Mature in more than three years	32,146	33,653
Total debt securities	32,374	33,889
Securities with no contractual maturities	180,400	198,309
Total	$212,774	$232,198

 Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company, for total cash consideration of $4.0 million. In August 2013, the Company acquired 1,316,866 shares of the common stock of iGo, Inc. (“iGo”), in a cash tender offer for total consideration of $5.2 million. The shares of common stock of iGo acquired by the Company represent approximately 44.7% of the issued and outstanding shares of iGo. Both Again Faster and iGo are accounted for using the traditional method of accounting for equity-method investments.

In May 2014, the Company increased its holdings of the common stock of API Technologies Corp. (“API”), a designer and manufacturer of high performance systems, subsystems, modules, and components, to 11,377,192 shares through the acquisition of 1,666,666 shares on the open market. Upon acquiring such shares the Company held approximately 20.5% of the total outstanding common stock of API. Effective as of that date the investment in API has been accounted for as an equity-method investment using the fair value option with changes in fair value based on the market price of API's common stock recognized currently as income or loss from equity method investees. The Company elected the fair value option to account for its investment in API in order to more appropriately reflect the value of API in its financial statements. Prior to such time the investment in API was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $0.6 million that had previously been included as a component of "accumulated other comprehensive income".

The following table summarizes the Company's equity-method investments.

	Ownership		Carrying Value		Income (Loss) Recognized
					Three Months Ended		Six Months Ended
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
			(in thousands)
Traditional equity method
Again Faster	40.0%	40.0%	$3,378	$3,671	$(164)	$—	$(293)	$—
iGo	44.7%	44.7%	2,863	4,668	(501)	—	(1,805)	—

Fair value option
API	20.6%		31,330	—	3,539	—	3,539	—
Total			$37,571	$8,339	$2,874	$—	$1,441	$—

Based on the closing market price of iGo’s publicly-traded shares, the value of the Company’s investment in iGo was approximately $4.2 million at June 30, 2014.

The Company recognizes its equity in the losses of iGo on a one-quarter lag basis. The following table presents summarized income statement information for iGo for the three and six months ended March 31, 2014, the periods on which the loss recognized by the Company for the three and six months ended June 30, 2014, was based and for API for the three months ended May 31, 2014, its most recently completed quarterly fiscal period.

	API	iGo
	Three Months Ended May 31, 2014	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014
	(in thousands)
Revenues	$53,169	$1,568	$4,778
Gross loss	$10,410	$34	$(1,112)
Net loss	$(14,984)	$(1,119)	$(4,036)

Other Investments

The Company's other investments at June 30, 2014, include a $25.0 million cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. The investment in the limited partnership had an approximate fair value of $33.0 million at June 30, 2014, based on the net asset value indicated in the monthly statement received from the partnership. The Company's other investments at June 30, 2014, also include investments in a venture capital funds totaling $0.5 million and a promissory note with an amortized cost of $3.0 million, which is a reasonable approximation of fair value at June 30, 2014.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$69,432	$69,432	$—	$—
Restricted cash	20,010	20,010	—	—
Mutual funds(2)	21,734	21,734	—	—
Corporate securities(2)	101,640	89,176	—	12,464
Corporate obligations(2)	33,889	—	14,547	19,342
Investments in equity-method investees	31,330	31,330	—	—
Investments in certain funds(3)	540	—	—	540
Total assets	$278,575	$231,682	$14,547	$32,346

Liabilities
Financial instrument obligations	$20,010	$20,010	$—	$—

(1)	Reported within "Cash and cash equivalents"

(2)	Reported within “Marketable securities”

(3)	Reported within "Other investments"

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$72,602	$72,602	$—	$—
Mutual funds(2)	20,783	20,783	—	—
United States government securities(2)	50,379	50,379	—	—
Corporate securities(2)	74,559	68,624	—	5,935
Commercial paper(3)	1,799	—	1,799	—
Corporate obligations(2)	31,965	—	14,535	17,430
Investments in certain funds(4)	844	—	—	844
Total	$252,931	$212,388	$16,334	$24,209

(1)	Reported within "Cash and cash equivalents."

(2)	Reported within “Marketable securities.”

(3)	$1.0 million reported within "Cash and cash equivalents" and $0.8 million reported within "Marketable securities."

(4)	Reported within "Other investments."

There were no transfers of securities among the various measurement input levels during the six months ended June 30, 2014.

Changes in the fair value of assets valued using Level 3 measurement inputs during the six months ended June 30, 2014, were as follows:

Amount
(in thousands)
Balance, January 1, 2014	$24,209
Purchases	10,538
Sales	(4,732)
Realized loss on sale	(129)
Unrealized gains recognized in other comprehensive income	2,460
Balance, June 30, 2014	$32,346

The Company’s 3/4% Convertible Senior Notes due December 22, 2023, had a carrying value of approximately $0.3 million at December 31, 2013, which was a reasonable approximation of fair value. The Company redeemed all outstanding Convertible Senior Notes in January 2014 with a cash payment of $0.3 million.

7.	Property and Equipment, Net

Property and equipment at June 30, 2014, and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Rigs and other equipment	$108,761	$100,884
Buildings and improvements	19,991	17,880
Land	1,164	1,893
Vehicles	2,004	1,869
Furniture and fixtures	615	512
Assets in progress	2,108	1,114
	134,643	124,152
Accumulated depreciation	(25,308)	(18,262)
Property and equipment, net	$109,335	$105,890

The amounts at December 31, 2013, have been revised to reflect measurement period adjustments identified during the six months ended June 30, 2014, related to the assets acquired from Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 3). Depreciation expense was $7.1 million and $5.2 million for the six months ended June 30, 2014 and 2013, respectively. Depreciation expense was $3.6 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively.

8.	Goodwill and Other Intangible Assets

The Company's intangible assets at June 30, 2014, and December 31, 2013, all of which are subject to amortization, consisted of the following:

	June 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Energy segment:
Customer relationships	$54,430	$(18,051)	$36,379	$54,430	$(13,700)	$40,730
Trade names	4,860	(2,820)	2,040	4,860	(2,315)	2,545
Non-compete agreement	120	(13)	107	120	—	120
	59,410	(20,884)	38,526	59,410	(16,015)	43,395

Sports segment:
Customer relationships	2,086	(423)	1,663	1,163	(230)	933
Trade names	122	(24)	98	122	(12)	110
	2,208	(447)	1,761	1,285	(242)	1,043

Total	$61,618	$(21,331)	$40,287	$60,695	$(16,257)	$44,438

The amounts for the Energy segment at December 31, 2013, have been revised to reflect measurement period adjustments identified during the six months ended June 30, 2014, related to the assets acquired from Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 3).

Amortization expense was $2.4 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense was $5.1 million and $4.6 million for the six months ended June 30, 2014 and 2013, respectively. Estimated aggregate amortization expense related to the intangible assets for the next five years is as follows:

Amount
(in thousands)
For the year ended December 31:
Remainder of 2014	$4,509
2015	8,210
2016	7,202
2017	5,971
2018	5,229
Thereafter	9,166
Total	$40,287

The changes to the Company’s carrying amount of goodwill were as follows:

	Six Months Ended June 30, 2014			Fiscal Year Ended December 31, 2013
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance at beginning of period	$66,571	$2,171	$68,742	$52,939	$154	$53,093
Acquisitions (see Note 3)	—	—	—	11,788	5,594	17,382
Adjustments to fair value	—	—	—	1,844	—	1,844
Impairments	—	—	—	—	(3,577)	(3,577)
Balance at end of period	$66,571	$2,171	$68,742	$66,571	$2,171	$68,742

The amounts for the Energy segment at December 31, 2013, have been revised to reflect measurement period adjustments identified during the six months ended June 30, 2014, related to the assets acquired from Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 3). The adjustment to fair value in 2013 represents an adjustment to reflect additional acquisition-date deferred income tax liabilities and non-current deferred compensation obligations related to the acquisition of Sun Well Service, Inc. (“Sun Well”) in May 2012. During the year ended December 31, 2013, the Company recognized a goodwill impairment of $3.6 million related to the shutdown of Ruckus.

The components of goodwill at June 30, 2014, and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Goodwill	$74,307	$74,307
Accumulated impairment	(5,565)	(5,565)
Net goodwill	$68,742	$68,742

9.	Long-term Debt

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
Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well, Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The carrying values as of June 30, 2014, of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement were as follows:

Amount
(in thousands)
Cash and cash equivalents	$12,088
Accounts receivable	28,594
Property and equipment, net	100,969
Intangible assets, net	38,526
Total	$180,177
The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. At June 30, 2014, $85.9 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for the remainder of 2014 and subsequent years are as follows:

Amount
(in thousands)
Remainder of 2014	$6,607
2015	13,214
2016	13,214
2017	13,214
2018	39,644
Total	85,893
Less current portion	13,214
Total long-term debt	$72,679

The interest rate on the borrowings under the Amended Credit Agreement was 3.0% at June 30, 2014. For the three months ended June 30, 2014, the Company incurred interest expense of $0.8 million in connection with the Amended Credit Agreement, consisting of $0.7 million in interest on the Term Loans and $0.1 million of amortization of deferred financing fees. For the six months ended June 30, 2014, the Company incurred interest expense of $1.7 million, consisting of $1.4 million in interest on the Term Loans and $0.3 million of amortization of deferred financing fees. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of June 30, 2014.
Sun Well previously had a credit agreement (the "Sun Well Credit Agreement") with Wells Fargo Bank, National Association, that included a term loan of $20.0 million and a revolving line of credit for up to $5.0 million. All amounts due under the Sun Well Credit Agreement were fully repaid in 2013 and the facility was terminated in July 2013. For the three and six months ended June 30, 2013, the Company incurred interest expense of $0.1 million and $0.3 million, respectively, in connection with the Sun Well Credit Agreement.

10.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Accrued compensation and related taxes	$5,467	$4,207
Deferred revenue	4,331	857
Insurance	1,327	310
Professional services	404	608
Accrued fuel and rig-related charges	1,498	901
Tax-related	253	385
Other	616	507
Total	$13,896	$7,775

“Other long-term liabilities” consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Deferred compensation	$3,709	$3,709
Tax-related	110	104
Total	$3,819	$3,813

11.	Interest and Other Income

“Interest income, net” consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$1,310	$1,330	$2,899	$2,124
Interest expense	(822)	(84)	(1,690)	(255)
Interest income, net	$488	$1,246	$1,209	$1,869

"Other income (expense), net" consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Realized gain (loss) on sale of marketable securities, net	$2,076	$(1,245)	$5,067	$(29)
Realized loss on financial instrument obligation	(669)	—	(669)	—
Realized loss upon change to equity method at fair value	(568)	—	(568)	—
Other	(185)	(33)	(248)	(110)
Other income (expense), net	$654	$(1,278)	$3,582	$(139)

12.	Income Taxes

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

For the three months ended June 30, 2014 and 2013, the Company reversed $1.1 million and $0.3 million, respectively, of its valuation allowance for deferred tax assets as a result of recognizing deferred tax liabilities related to unrealized gains on marketable securities recorded during the period. These reversals resulted in an overall benefit from income taxes of $0.7 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, the Company reversed $3.2 million and $2.1 million, respectively, of its valuation allowance for deferred tax assets as a result of recognizing deferred tax liabilities related to unrealized gains on marketable securities recorded during the period. These reversals resulted in an overall benefit from income taxes of $2.6 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

13.    Stock Benefit Plans

The Company grants equity-based awards to employees under its 2004 Equity Incentive Plan, as amended (the “2004 Plan”), and grants equity-based awards to non-employee directors under its 2006 Director Plan, as amended (the "2006 Plan", and together with the “2004 Plan”, the "Equity Plans"). Stock-based compensation expense by type of award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	$14	$26	$36	$51
Restricted stock	1,052	1,031	1,647	1,626
Total stock-based compensation	$1,066	$1,057	$1,683	$1,677

Restricted stock activity in the Equity Plans during the six months ended June 30, 2014, was as follows:

Amount
(in thousands)
Non-vested stock, January 1, 2014	142
Awarded	24
Vested	(21)
Forfeited	(12)
Non-vested stock, June 30, 2014	133

The Company did not grant any stock options during the six months ended June 30, 2014.

14.	Net Income (Loss) Per Share

Basic net income (loss) attributable to Steel Excel per share of common stock is computed by dividing net income (loss) attributable to Steel Excel by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to Steel Excel gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerators:
Net income from continuing operations	$8,732	$1,080	$12,797	$4,449
Non-controlling interest	11	36	337	56
Net income from continuing operations attributable to Steel Excel Inc.	$8,743	$1,116	$13,134	$4,505

Loss from discontinued operations, net of taxes	$—	$(194)	$—	$(589)
Non-controlling interest	—	149	—	465
Loss from discontinued operations, net of taxes, attributable to Steel Excel Inc.	$—	$(45)	$—	$(124)

Net income attributable to Steel Excel Inc.	$8,743	$1,071	$13,134	$4,381

Denominators:
Basic weighted average common shares outstanding	11,895	12,718	11,938	12,796
Effect of dilutive securities:
Stock-based awards	22	16	20	16
Diluted weighted average common shares outstanding	11,917	12,734	11,958	12,812

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.74	$0.09	$1.10	$0.35
Loss from discontinued operations, net of taxes	$—	$—	$—	$(0.01)
Net income	$0.74	$0.08	$1.10	$0.34

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$0.73	$0.09	$1.10	$0.35
Loss from discontinued operations, net of taxes	$—	$—	$—	$(0.01)
Net income	$0.73	$0.08	$1.10	$0.34

15.	Accumulated Other Comprehensive Income

Changes in the components of "Accumulated other comprehensive income" were as follows:

	Unrealized Gains on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance January 1, 2014	$6,921	$(405)	$6,516
Current period other comprehensive income	5,806	14	5,820
Balance June 30, 2014	$12,727	$(391)	$12,336

16.	Segment Information

The Company currently reports its business in two reportable segments - Energy and Sports. The Company measures profit or loss of its segments based on operating income (loss).

Segment information relating to the Company's results of continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Energy	$47,153	$27,071	$91,066	$53,110
Sports	4,771	1,690	6,017	2,002
Total revenues	$51,924	$28,761	$97,083	$55,112

Operating income (loss)
Energy	$7,905	$3,392	$13,372	$6,619
Sports	(10)	(307)	(2,042)	(1,293)
Total segment operating income	7,895	3,085	11,330	5,326
Corporate and other business activities	(3,872)	(2,357)	(7,361)	(4,624)
Interest income, net	488	1,246	1,209	1,869
Other income (expense), net	654	(1,278)	3,582	(139)
Income from continuing operations before income taxes and equity method income	$5,165	$696	$8,760	$2,432

Depreciation and amortization expense:
Energy	$5,612	$4,682	$11,405	$9,537
Sports	402	149	772	288
Total depreciation and amortization expense	$6,014	$4,831	$12,177	$9,825

Segment information related to the Company's assets was as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Sports	$20,861	$20,495
Energy	251,848	244,413
Corporate and other business activities	301,795	273,798
Total assets	$574,504	$538,706

17.	Related Party Transactions

SPLP beneficially owned approximately 57.3% of the Company’s outstanding common stock as of June 30, 2014. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Each of Warren G. Lichtenstein and Jack L. Howard is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

Effective January 1, 2014, the services provided by SP Corporate Services LLC (“SP Corporate”), a SPLP affiliate, were expanded, with the Company paying SP Corporate $0.7 million per month for such services. The services agreement with SP Corporate and subsequent amendments were approved by a committee of the Company’s independent directors. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the three months ended June 30, 2014 and 2013, the Company incurred expenses of $2.2 million and $1.0 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. During the six months ended June 30, 2014 and 2013, the Company incurred expenses of $4.4 million and $2.0 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. The Company owed SP Corporate and its affiliates $0.4 million at June 30, 2014.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

At June 30, 2014, the Company held $15.2 million of short-term deposits at WebBank, an affiliate of SPLP. For the three months ended June 30, 2014 and 2013, the Company recorded interest income of $21,000 and $23,000, respectively, on such deposits. For the six months ended June 30, 2014 and 2013, the Company recorded interest income of $42,000 and $48,000, respectively.

18.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing and financing activities for the six months ended June 30, 2014 and 2013, was as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Interest paid	$1,423	$273
Income taxes paid	$54	$1,582

Non-cash investing and financing activities:
Reclassification of available-for-sale securities to equity method investment	$27,647	$—
Securities received in exchange for financial instrument obligations	$19,341	$—
Repurchase of common stock from Reverse Split not paid	$10,023	$—
Contribution of advances by non-controlling interest	$268	$—
Restricted stock awards surrendered to satisfy tax withholding obligations upon vesting	$14	$—

19.	Stock Split

In June 2014, following stockholder approval and authorization from its board of directors, the Company effected a 1-for-500 reverse stock split (the "Reverse Split"), immediately followed by a 500-for-1 forward stock split (the "Forward Split", and together with the Reverse Split, the "Reverse/Forward Split"), of its common stock effective as of the close of business on June 18, 2014. As a result of the Reverse Split, stockholders holding fewer than 500 shares received a cash payment for all of their outstanding shares based on a per share price equal to the closing price of the Company’s common stock on June 18, 2014, the effective date of the Reverse/Forward Split. Stockholders holding 500 or more shares as of the effective date of the Reverse/Forward Split did not receive any payments for fractional shares resulting from the Reverse Split, and therefore the total number of shares held by such holders did not change as a result of the Reverse/Forward Split.

In connection with the Reverse Split, the Company paid $10.0 million for 295,659 shares of common stock. Such payment was made in July 2014 and is reported as "Due to shareholders" in the Company's balance sheet as of June 30, 2014. In addition, the Reverse Split resulted in the return of 1,388 restricted stock awards previously awarded to employees.

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

In December 2013, Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk Inc.”), a provider of drilling and production services to the oil and gas industry. Black Hawk Ltd. is included in the Company's Energy segment. The fair values of the assets and liabilities of Black Hawk Inc. recognized at December 31, 2013, were provisional pending further analysis and valuations. In 2014, the Company recorded measurement period adjustments to reflect revised fair values of the assets and liabilities of Black Hawk Inc. The Company's balance sheet at December 31, 2013, has been revised to reflect such measurement period adjustments as if they were recorded at the acquisition date.

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

In June 2014, following stockholder approval and authorization from its board of directors, the Company effected a 1-for-500 reverse stock split (the "Reverse Split"), immediately followed by a 500-for-1 forward stock split (the "Forward Split", and together with the Reverse Split, the "Reverse/Forward Split"), of its common stock effective as of the close of business on June 18, 2014. In connection with the Reverse Split, the Company paid $10.0 million for 295,659 shares of common stock. Such payment was made in July 2014 and is reported as "Due to shareholders" in the Company's balance sheet as of June 30, 2014. In addition, the Reverse Split resulted in the return of 1,388 restricted stock awards previously awarded to employees.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

The net revenues and operating income by reportable segment for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Energy net revenues	$47,153	$27,071	$91,066	$53,110
Sports net revenues	4,771	1,690	6,017	2,002
Consolidated net revenues	$51,924	$28,761	$97,083	$55,112

Energy operating income	$7,905	$3,392	$13,372	$6,619
Sports operating loss	(10)	(307)	(2,042)	(1,293)
Corporate and other business activities	$(3,872)	$(2,357)	$(7,361)	$(4,624)
Consolidated operating income	$4,023	$728	$3,969	$702

Three months ended June 30, 2014, compared to three months ended June 30, 2013

Net revenues for the three months ended June 30, 2014, increased by $23.2 million as compared to the 2013 period. Net revenues from the Company's Energy segment increased by $20.1 million primarily as a result of $19.6 million in revenues from Black Hawk Ltd., which business was acquired in December 2013, and an increase in revenues of $0.5 million in the Energy segment's other operations. Net revenues in the Company's Sports segment increased by $3.1 million primarily as a result of $2.6 million in revenues from UK Elite, which was acquired in June 2013, and an increase in revenues of $0.4 million in the segment's baseball operations.

Gross profit for the three months ended June 30, 2014, increased by $7.0 million as compared to the 2013 period, and as a percentage of revenue was 30.3% in each period. Gross profit in the Energy segment increased by $5.3 million and as a percentage of revenue declined slightly to 27.8% in the second quarter of 2014 from 28.7% in the comparable 2013 period. Gross profit in the Energy segment increased as a result of $6.0 million in gross profit from Black Hawk Ltd. This increase was partially offset in by a decrease in gross profit of $0.7 million in the Energy segment's other operations due primarily to a decline in rig utilization for snubbing services. Gross profit in the Sports segment in the 2014 period increased by $1.7 million primarily as a result of $1.5 million in gross profit from UK Elite and an increase in gross profit of $0.2 million in the segment's baseball operations.

SG&A expenses in the second quarter 2014 increased by $3.5 million as compared to the comparable 2013 period primarily as a result of costs incurred at Black Hawk Ltd. and UK Elite, both of which were acquired subsequent to the 2013 period, and from increased costs incurred for services provided by affiliates of the Company.

Operating income in the second quarter 2014 was $4.0 million as compared to $0.7 million in the 2013 period. Operating income in the Energy segment increased by $4.5 million as a result of $4.6 million in operating income from Black Hawk Ltd. The operating loss in the Sports segment decreased by $0.3 million primarily due to the operating results of UK Elite. The operating loss from Corporate and other business activities increased by $1.5 million from increased costs incurred for services provided by affiliates of the Company.

Amortization of intangibles in the second quarter 2014 increased by $0.2 million as compared to the comparable 2013 period as a result of amortization expense on the intangible assets recognized in connection with the acquisitions of Black Hawk Inc. and UK Elite, partially offset by a reduced rate of amortization in the second year for the intangible assets recognized in connection with prior year acquisitions.

Net interest income of $0.5 million in the second quarter 2014 decreased by $0.8 million as compared to the 2013 period primarily as a result of an increase in interest expense of $0.7 million resulting from the borrowings under the Amended Credit Agreement.

Other income of $0.7 million in the second quarter 2014 primarily represented realized gains on the sale of marketable securities of $2.1 million, partially offset by a loss of $0.7 million recognized on financial instrument obligations and a loss of $0.6 million recognized upon initially accounting for an investment under the equity method of accounting at fair value.

The Company recognized a benefit for income taxes of $0.7 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, primarily as a result of a reversal of a portion of its valuation allowance for deferred income tax assets. Such reversals resulted from the deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income.

Six months ended June 30, 2014, compared to six months ended June 30, 2013

Net revenues for the six months ended June 30, 2014, increased by $42.0 million as compared to the 2013 period. Net revenues from the Company's Energy segment increased by $38.0 million primarily as a result of $36.0 million in revenues from Black Hawk Ltd. and an increase in revenues of $2.0 million in the Energy segment's other operations. Net revenues in the Company's Sports segment increased by $4.0 million primarily as a result of $3.2 million in revenues from UK Elite and an increase in revenues of $0.7 million in the segment's baseball operations from the recently completed indoor facility.

Gross profit for the six months ended June 30, 2014, increased by $10.2 million as compared to the 2013 period, but as a percentage of revenue declined to 27.4% from 29.7%. Gross profit in the Energy segment increased by $8.5 million, but as a percentage of revenue declined to 26.1% in the first six months of 2014 from 28.7% in the comparable 2013 period. Gross profit in the Energy segment increased as a result of $10.1 million in gross profit from Black Hawk Ltd. This increase was partially offset in by a decrease in gross profit of $1.6 million in the Energy segment's other operations due primarily to a decline in rig utilization for snubbing services in the second quarter of 2014 and a decline in average revenue per rig hour, increased rig staffing and related costs, and additional costs incurred because of adverse weather conditions in the first quarter of 2014. Gross profit in the Sports segment in the 2014 period increased by $1.7 million primarily as a result of $1.3 million in gross profit from UK Elite and an increase in gross profit of $0.4 million in the segment's baseball operations.

SG&A expenses in the first six months of 2014 increased by $6.5 million as compared to the comparable 2013 period primarily as a result of costs incurred at Black Hawk Ltd. and UK Elite, both of which were acquired subsequent to the 2013 period, and from increased costs incurred for services provided by affiliates of the Company.

Operating income in the first six months of 2014 was $4.0 million as compared to $0.7 million in the 2013 period. Operating income in the Energy segment increased by $6.8 million as a result of $7.4 million in operating income from Black Hawk Ltd., partially offset by a decrease in operating income of $0.7 million in the Energy segment's other operations. The operating loss in the Sports segment increased by $0.7 million primarily due to the expected seasonal losses incurred in the early part of the year at UK Elite. The operating loss from Corporate and other business activities increased by $2.7 million from increased costs incurred for services provided by affiliates of the Company.

Amortization of intangibles in the first six months of 2014 increased by $0.4 million as compared to the comparable 2013 period as a result of amortization expense on the intangible assets recognized in connection with the acquisitions of Black Hawk Inc. and UK Elite, partially offset by a reduced rate of amortization in the second year for the intangible assets recognized in connection with prior year acquisitions.

Net interest income of $1.2 million in the first six months of 2014 decreased by $0.7 million as compared to the 2013 period primarily as a result of an increase in interest expense of $1.4 million resulting from the borrowings under the Amended Credit Agreement, partially offset by an increase in interest income of $0.8 million from the Company investing in higher yield money market funds and corporate obligations in the 2014 period.

Other income of $3.6 million in the first six months of 2014 primarily represented realized gains on the sale of marketable securities of $5.1 million, partially offset by a loss of $0.7 million recognized on financial instrument obligations and a loss of $0.6 million recognized upon initially accounting for an investment under the equity method of accounting at fair value.

The Company recognized a benefit for income taxes of $2.6 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively, primarily as a result of a reversal of a portion of its valuation allowance for deferred income tax assets. Such reversals resulted from the deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income.

Financial Condition

The Amended Credit Agreement provided for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Amended Credit Agreement, which totaled $85.9 million at June 30, 2014, are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of June 30, 2014.

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at June 30, 2014, totaled $69.4 million and $157.3 million, respectively. Working capital in the first six months of 2014 decreased by $32.9 million due primarily to a decrease of $27.8 million from a reclassification of available-for-sale securities to equity method investments and additional equity method investments made during the period and a decrease of $10.0 million from an accrual for amounts paid to shareholders in July 2014 in connection with the Reverse Split, partially offset by an increase of $4.5 million in accounts receivable from the timing of collections.

Cash flows from operating activities of continuing operations increased by $1.8 million in the first six months of 2014 as compared to the 2013 period.

During the first six months of 2014, the Company received proceeds from sales of marketable securities, net of purchases and restricted cash, of $6.4 million, made debt repayments on the Amended Credit Facility of $6.6 million, made other investments of $3.0 million, paid $0.5 million for acquisitions net of cash acquired, invested $10.9 million in property and equipment, and paid an aggregate of $5.7 million to acquire treasury shares.

At June 30, 2014, the Company had $226.7 million in cash and marketable securities, exclusive of $20.0 million of restricted cash related to short sale transactions on certain securities for which the Company has an obligation to deliver such shares at a later date.

Available-for-sale securities at June 30, 2014, included short-term deposits, corporate debt and equity instruments, and mutual funds, and were recorded on our consolidated balance sheets at fair market value, with any related unrealized gain or loss reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

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

Commitments and Contingencies

Contractual Obligations

In 2014 the Company entered into short sale transactions on certain securities in which the Company received proceeds from the sale of such securities and incurred obligations to deliver such securities at a later date. As of June 30, 2014, the Company's obligations for such transactions totaled approximately $20.0 million. There is no stated repayment date for such obligations, which are reported as "Financial instrument obligations" as a component of current liabilities in the Company's consolidated balance sheet.

There were no other material changes in the Company’s contractual obligations at June 30, 2014, as compared to those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a core principle, achieved through a five-step process, that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those years. Upon adoption, ASU No. 2014-09 can be applied either retrospectively to each reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. Early application is not permitted. The Company needs to evaluate the impact on its consolidated financial statements of adopting ASU No. 2014-09 and will determine the implementation method to be used.
In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718), to address diversity in accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015, and for interim reporting period within those years, with earlier adoption permitted. The Company does not expect the adoption of ASU No. 2014-12 to have a material effect on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended June 30, 2014, which was the period covered by this quarterly report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 16, 2013, and June 24, 2014, the Company's Board of Directors authorized stock repurchase programs to acquire up to 200,000 shares and 500,000 shares, respectively, of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in compliance with applicable laws and regulations.  The repurchase programs are expected to continue indefinitely, unless shortened by the Board of Directors.

In June 2014 the Company’s Board of Directors approved a 1-for-500 reverse stock split (the "Reverse Split"), immediately followed by a 500-for-1 forward stock split (the "Forward Split"), of its common stock effective as of the close of business on June 18, 2014. As a result of the Reverse Split, stockholders holding fewer than 500 shares received a cash payment for all of their outstanding shares. Stockholders holding 500 or more shares did not receive any payments for fractional shares resulting from the Reverse Split.

The following table summarizes, by month, the repurchases made during the three months ended June 30, 2014, under the repurchase programs, in connection with the Reverse Split, and in connection with shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month of April 2014	453	$32.00	—	147,117
Month of May 2014	45,833	$32.64	45,833	101,284
Month of June 2014	380,541	$33.84	83,494	517,790
Total	426,827	$33.71	129,327

(1) Amount for April 2014 represents shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) Amount for June 2014 includes 297,047 shares purchased in connection with the Reverse Split.

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

Steel Excel Inc.

By:	/s/Jack L. Howard
	Jack L. Howard Vice Chairman (Principal executive officer)	Date:	August 7, 2014

By:	/s/James F. McCabe, Jr.
	James F. McCabe, Jr. Chief Financial Officer (Principal financial officer)	Date:	August 7, 2014