Form 10-Q
period 2014-09-30
Steel Excel Inc.
filed 2014-11-06
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or

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

As of October 31, 2014, there were 11,410,657 shares of Steel Excel’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per-share data)
Net revenues	$58,583	$31,420	$155,666	$86,532

Cost of revenues	40,599	23,340	111,095	62,061

Gross profit	17,984	8,080	44,571	24,471

Operating expenses:
Selling, general and administrative expenses	9,531	5,146	27,075	16,204
Amortization of intangibles	2,273	1,985	7,347	6,616
Total operating expenses	11,804	7,131	34,422	22,820

Operating income	6,180	949	10,149	1,651

Interest income, net	554	472	1,763	2,341
Other income (expense), net	(1,299)	1,467	2,283	1,408

Income from continuing operations before income taxes and equity method loss	5,435	2,888	14,195	5,400

Benefit from (provision for) income taxes	(1,537)	297	1,059	2,314
Loss from equity method investees, net of taxes	(4,843)	(138)	(3,402)	(218)

Net income (loss) from continuing operations	(945)	3,047	11,852	7,496

Loss from discontinued operations, net of taxes	—	(888)	—	(1,477)

Net income (loss)	(945)	2,159	11,852	6,019

Net loss (income) attributable to non-controlling interests in consolidated entities
Continuing operations	(238)	(178)	99	(122)
Discontinued operations	—	489	—	954

Net income (loss) attributable to Steel Excel Inc.	$(1,183)	$2,470	$11,951	$6,851

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(0.10)	$0.23	$1.02	$0.58
Loss from discontinued operations, net of taxes	$—	$(0.03)	$—	$(0.04)
Net income (loss)	$(0.10)	$0.20	$1.02	$0.54

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(0.10)	$0.23	$1.01	$0.58
Loss from discontinued operations, net of taxes	$—	$(0.03)	$—	$(0.04)
Net income (loss)	$(0.10)	$0.20	$1.01	$0.54

Shares used in computing income (loss) per share:
Basic	11,437	12,529	11,769	12,736
Diluted	11,437	12,546	11,790	12,754

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$(945)	$2,159	$11,852	$6,019
Other comprehensive income (loss):
Foreign currency translation adjustment	16	(3)	30	(39)
Reclassification to realized gains	—	(346)	—	(346)
Net foreign currency translation adjustment (A)	16	(349)	30	(385)

Marketable securities:
Gross unrealized gains (losses) on marketable securities, net of tax (B)	(761)	2,421	6,622	5,917
Reclassification to realized gains, net of tax (C)	(911)	(1,176)	(2,488)	(1,158)
Net unrealized gain (loss) on marketable securities, net of taxes	(1,672)	1,245	4,134	4,759

Comprehensive income (loss)	(2,601)	3,055	16,016	10,393
Comprehensive loss (income) attributable to non-controlling interest	(238)	311	99	832

Comprehensive income (loss) attributable to Steel Excel Inc.	$(2,839)	$3,366	$16,115	$11,225

(A) No tax effect on cumulative translation adjustments
(B) Tax benefit (provision) on gross unrealized gains (losses)	$586	$(1,351)	$(3,449)	$(3,455)
(C) Tax benefit on reclassifications to realized gains (losses)	$434	$687	$1,296	$676

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2014	December 31, 2013
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$46,677	$73,602
Restricted cash	20,264	—
Marketable securities	169,635	178,485
Accounts receivable, net of allowance for doubtful accounts of $0	29,930	25,355
Deferred income taxes	15	—
Prepaid expenses and other current assets	5,133	5,870
Current assets of discontinued operations	31	31
Total current assets	271,685	283,343
Property and equipment, net	108,337	105,890
Goodwill	67,530	67,530
Intangible assets, net	38,017	44,438
Other investments	28,540	25,844
Investments in equity method investees ($26,871 at fair value in 2014)	32,728	8,339
Deferred income taxes	3,732	1,556
Other long-term assets	1,440	1,754
Total assets	$552,009	$538,694

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$4,460	$4,754
Accrued expenses and other liabilities	10,942	7,763
Financial instrument obligations	20,264	—
Current portion of long-term debt	13,214	13,214
Current portion of capital lease obligations	412	412
3/4% convertible senior subordinated notes	—	346
Deferred income taxes	3,838	3,612
Current liabilities of discontinued operations	987	987
Total current liabilities	54,117	31,088
Capital lease obligations, net of current portion	283	572
Long-term debt, net of current portion	69,375	79,286
Deferred income taxes	2,373	—
Other long-term liabilities	3,715	3,813
Total liabilities	129,863	114,759

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 40,000 shares authorized; 14,224 and 14,508 shares issued in 2014 and 2013, respectively; 11,410 and 12,005 shares outstanding in 2014 and 2013, respectively)	14	14
Additional paid-in capital	267,047	274,826
Accumulated other comprehensive income	10,680	6,516
Retained earnings	225,918	213,967
Treasury stock, at cost (2014 - 2,814 shares; 2013 - 2,503 shares)	(81,355)	(71,001)
Total Steel Excel Inc. stockholders' equity	422,304	424,322
Non-controlling interest	(158)	(387)
Total stockholders' equity	422,146	423,935
Total liabilities and stockholders' equity	$552,009	$538,694
 See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Steel Excel Inc. Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest
	Shares	Amount	Shares	Amount					Total
	(in thousands)
Balance, January 1, 2014	14,508	$14	(2,503)	$(71,001)	$274,826	$6,516	$213,967	$(387)	$423,935
Net income attributable to Steel Excel Inc.	—	—	—	—	—	—	11,951	—	11,951
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(99)	(99)
Other comprehensive income	—	—	—	—	—	4,164	—	—	4,164
Net issuance of restricted shares	13	1	—	—	(14)	—	—	—	(13)
Stock-based compensation	—	—	—	—	2,305	—	—	—	2,305
Reverse/forward stock split	(297)	(1)	—	—	(10,070)	—	—	—	(10,071)
Repurchases of common stock	—	—	(311)	(10,354)	—	—	—	—	(10,354)
Contribution from non-controlling interest	—	—	—	—	—	—	—	328	328
Balance, September 30, 2014	14,224	$14	(2,814)	$(81,355)	$267,047	$10,680	$225,918	$(158)	$422,146

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net income	$11,852	$6,019
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	1,476
Loss from equity method investees	3,402	218
Stock-based compensation expense	2,305	1,979
Depreciation and amortization	18,127	14,361
Deferred income tax benefit	(1,745)	(2,364)
Gain on sales of marketable securities	(4,065)	(1,834)
Loss on extinguishment of debt	—	463
Loss on financial instrument obligations	752	—
Loss on change to equity method at fair value	568	—
Other	561	155
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,402)	2,419
Prepaid expenses and other assets	709	(1,981)
Accounts payable and other liabilities	2,725	(1,690)
Net cash used in operating activities of discontinued operations	—	(1,894)
Net cash provided by operating activities	30,789	17,327

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	(517)	(1,125)
Purchases of property and equipment	(13,610)	(6,052)
Proceeds from sale of property and equipment	413	527
Investments in equity method investees	(144)	(9,202)
Purchases of marketable securities	(99,296)	(161,288)
Sales of marketable securities	105,112	65,474
Maturities of marketable securities	4,302	134,669
Proceeds from issuance of financial instrument obligations	171	—
Other investments	(3,000)	(25,000)
Reclassification of restricted cash	(20,264)	—
Net cash used in investing activities of discontinued operations	—	(196)
Net cash used in investing activities	(26,833)	(2,193)

Cash Flows From Financing Activities:
Repurchases of common stock - treasury shares	(10,354)	(17,816)
Repurchases of common stock - reverse/forward stock split	(10,071)	—
Proceeds from issuance of long-term debt	—	70,000
Repayment of subordinated notes	(346)	—
Repayments of capital lease obligations	(289)	(314)
Payments for debt issuance costs	—	(1,130)
Repayments of long-term debt	(9,911)	(15,500)
Other financing activities	60	—
Net cash provided by (used in) financing activities	(30,911)	35,240

Net increase (decrease) in cash and cash equivalents	(26,955)	50,374
Effect of foreign currency translation on cash and cash equivalents	30	(35)
Cash and cash equivalents at beginning of period	73,602	71,556

Cash and cash equivalents at end of period	$46,677	$121,895
See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description and Basis of Presentation

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. Through its wholly-owned subsidiary Steel Energy Services Ltd. ("Steel Energy"), the Company’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., the Company’s Sports business provides event-based sports services and other health-related services. The Company also continues to identify business acquisition and investment opportunities in other unrelated industries.

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

The Company's effected a 1-for-500 reverse stock split (the "Reverse Split") in June 2014, immediately followed by a 500-for-1 forward stock split (the "Forward Split", and together with the Reverse Split, the "Reverse/Forward Split"), of its common stock. The consolidated financial statements reflect the effects of the Reverse/Forward Split (see Note 19).

Certain other prior period amounts have been reclassified to conform to the 2014 financial statement presentation.

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

On December 16, 2013, the Company acquired the business and substantially all of the assets of Black Hawk Inc. for approximately $60.8 million in cash, subject to a post-closing working capital adjustment. The fair values recognized in 2013 in connection with this transaction were provisional pending the Company's continued evaluation, including assessing any identifiable intangible assets acquired, and completing a valuation of the tangible and intangible assets. During 2014, the Company recorded adjustments to the initial fair value estimates based on the Company's continued assessment of the fair values of the assets and liabilities acquired, including a valuation. The following table summarizes the provisional fair values previously reported, the measurement period adjustments recognized in 2014, and the revised fair values of the assets and liabilities acquired.

	Previously Reported	Measurement Period Adjustments	Revised
	(in thousands)
Accounts receivable	$9,663	$451	$10,114
Prepaid expenses and other current assets	208	111	319
Property and equipment	30,581	(493)	30,088
Intangible assets	—	12,210	12,210
Accounts payable	(1,333)	(251)	(1,584)
Accrued expenses	(1,756)	(404)	(2,160)
Total identifiable net assets acquired	37,363	11,624	48,987
Goodwill	23,400	(12,824)	10,576
Net assets acquired	$60,763	$(1,200)	$59,563

The measurement period adjustments include an adjustment to the purchase price of $1.2 million, which represents a payment received by the Company in 2014 for the post-closing working capital adjustment. The intangible assets acquired represented customer relationships, a trade name, and a non-compete arrangement with estimated fair values of $11.3 million, $0.8 million, and $0.1 million, respectively. The intangible assets are being amortized over five-year periods. The revised amounts are subject to further revision pending the Company's continued assessment of the fair values of the assets and liabilities acquired. The Company's balance sheet at December 31, 2013, has been revised to reflect the measurement period adjustments as if they had been recognized at the acquisition date, including the amount due for the post-closing working capital adjustment. The measurement period adjustments did not have a material effect on the Company's statement of operations for the year ended December 31, 2013.

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

The following unaudited pro forma financial information for the three months ended September 30, 2013, combines the results of operations of the Company with the results of operations of Black Hawk Inc., which business was acquired in December 2013, as if the acquisition had occurred at the beginning of the year prior to the date of acquisition. The unaudited pro forma financial information for the nine months ended September 30, 2013, combines the results of operations of the

Company with the results of operations of Black Hawk Inc. and UK Elite, which business was acquired in June 2013, as if those acquisitions had occurred at the beginning of the year prior to the date of acquisition. The pro forma financial information does not include the results of Ruckus, which was acquired in January 2013 and is reported as a discontinued operation in the Company's consolidated financial statements. No pro forma information is provided for the businesses acquired by UK Elite in 2014 since their results of operations are not material. The pro forma financial information is not necessarily indicative of what would have actually occurred had the acquisitions been consummated at the beginning of the year prior to the date of acquisition or results that may occur in the future.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands. except per-share data)
Net revenues	$48,696	$133,634
Net income from continuing operations	$6,890	$14,811
Net income	$6,002	$13,334
Net income attributable to Steel Excel Inc.	$6,313	$14,160
Net income per share attributable to Steel Excel Inc. - Basic	$0.50	$1.11
Net income per share attributable to Steel Excel Inc. - Diluted	$0.50	$1.11

4.	Discontinued Operations

In November 2013, the Company shut down the operations of Ruckus after it did not meet operational and financial expectations. For the nine months ended September 30, 2013, Ruckus reported revenues of $1.0 million and a loss from discontinued operations of $1.5 million. For the three months ended September 30, 2013, Ruckus reported revenues of $0.4 million and incurred a loss from discontinued operations of $0.9 million.

5.	Investments

Marketable Securities

All of the Company's marketable securities at September 30, 2014, and December 31, 2013, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". Marketable securities at September 30, 2014, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$42,554	$—	$—	$42,554
Mutual funds	15,722	5,153	(116)	20,759
Corporate securities	105,932	13,539	(2,675)	116,796
Corporate obligations	31,248	995	(163)	32,080
Total available-for-sale securities	195,456	19,687	(2,954)	212,189
Amounts classified as cash equivalents	(42,554)	—	—	(42,554)
Amounts classified as marketable securities	$152,902	$19,687	$(2,954)	$169,635

Marketable securities at December 31, 2013, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$60,909	$—	$—	$60,909
Mutual funds	15,722	5,061	—	20,783
United States government securities	50,356	23	—	50,379
Corporate securities	69,806	9,961	(5,208)	74,559
Corporate obligations	31,356	885	(276)	31,965
Commercial paper	1,799	—	—	1,799
Total available-for-sale securities	229,948	15,930	(5,484)	240,394
Amounts classified as cash equivalents	(61,909)	—	—	(61,909)
Amounts classified as marketable securities	$168,039	$15,930	$(5,484)	$178,485

Proceeds from sales of marketable securities were $105.1 million and $65.5 million for the nine months ended September 30, 2014 and 2013, respectively, and $9.4 million and $20.4 million for the three months ended September 30, 2014 and 2013, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross realized gains	$682	$1,914	$7,078	$5,779
Gross realized losses	(1,683)	(51)	(3,012)	(3,945)
Realized gains (losses), net	$(1,001)	$1,863	$4,066	$1,834

The fair value of the Company’s marketable securities with unrealized losses at September 30, 2014, all of which had unrealized losses for periods of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$28,611	$(2,675)
Corporate obligations	7,592	(163)
Mutual funds	5,079	(116)
Total	$41,282	$(2,954)

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

Gross unrealized losses primarily related to losses on corporate securities. The Company has evaluated such securities, which primarily consist of investments in publicly-traded entities, as of September 30, 2014, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities at September 30, 2014, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities:
Mature after one year through three years	$223	$228
Mature in more than three years	31,025	31,852
Total debt securities	31,248	32,080
Securities with no contractual maturities	164,208	180,109
Total	$195,456	$212,189

Financial Instrument Obligations

In 2014, the Company entered into short sale transactions on certain financial instruments in which the Company received proceeds from the sale of such financial instruments and incurred obligations to deliver or purchase securities at a later date. Upon initially entering into such short sale transactions the Company recognized obligations totaling approximately $19.5 million, with a comparable amount of the Company's cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the financial instruments, are recognized currently as gains or losses, with a comparable reclassification made between the amounts of the Company's unrestricted and restricted cash. The Company's obligations for such transactions are reported as "Financial instrument obligations" with a comparable amount reported as "Restricted cash" in the Company's consolidated balance sheet. As of September 30, 2014, the Company's financial instrument obligations consisted of the following.

	Initial Obligation	Estimated Fair Value
	(in thousands)
Corporate securities	$655	$532
Market indices	18,685	19,603
Covered call options	80	123
Naked put options	92	6
Total	$19,512	$20,264

For the three and nine months ended September 30, 2014, the Company incurred losses on the financial instrument obligations totaling $0.1 million and $0.8 million, respectively, which are included as a component of "Other income (expense), net" in the Company's consolidated statements of operations.

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company, for total cash consideration of $4.0 million. In August 2013, the Company acquired 1,316,866 shares of the common stock of iGo, Inc. (“iGo”), in a cash tender offer for total consideration of $5.2 million. The shares of common stock of iGo acquired by the Company represented approximately 44.7% of the issued and outstanding shares of iGo at the date of acquisition. Both Again Faster and iGo are accounted for using the traditional method of accounting for equity-method investments, with the Company recognizing its equity in the losses of iGo on a one-quarter lag basis.

In May 2014, the Company increased its holdings of the common stock of API Technologies Corp. (“API”), a designer and manufacturer of high performance systems, subsystems, modules, and components, to 11,377,192 shares through the acquisition of 1,666,666 shares on the open market. Upon acquiring such shares the Company held approximately 20.6% of the total outstanding common stock of API. Effective as of that date the investment in API has been accounted for as an equity-method investment using the fair value option, with changes in fair value based on the market price of API's common stock recognized currently as income or loss from equity method investees. The Company elected the fair value option to account for its investment in API in order to more appropriately reflect the value of API in its financial statements. Prior to such time the investment in API was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $0.6 million that had previously been included as a component of "accumulated other comprehensive income".

The following table summarizes the Company's equity-method investments.

	Ownership		Carrying Value		Income (Loss) Recognized
					Three Months Ended		Nine Months Ended
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
			(in thousands)
Traditional equity method
Again Faster	40.0%	40.0%	$3,115	$3,671	$(263)	$(138)	$(556)	$(218)
iGo	46.9%	44.7%	2,742	4,668	(121)	—	(1,926)	—

Fair value option
API	20.6%		26,871	—	(4,459)	—	(920)	—
Total			$32,728	$8,339	$(4,843)	$(138)	$(3,402)	$(218)

Based on the closing market price of iGo’s publicly-traded shares, the value of the Company’s investment in iGo was approximately $4.2 million at September 30, 2014.

Other Investments

The Company's other investments at September 30, 2014, include a $25.0 million cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. The investment in the limited partnership had an approximate fair value of $23.4 million at September 30, 2014, based on the net asset value indicated in the monthly statement received from the partnership. The Company's other investments at September 30, 2014, also include investments in a venture capital funds totaling $0.5 million and a promissory note with an amortized cost of $3.0 million, which is a reasonable approximation of fair value at September 30, 2014.

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

Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available, and may include data developed by the Company. The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund.  The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$46,677	$46,677	$—	$—
Restricted cash	20,264	20,264	—	—
Mutual funds(2)	20,759	20,759	—	—
Corporate securities(2)	116,796	100,409	—	16,387
Corporate obligations(2)	32,080	—	12,858	19,222
Investments in equity-method investees	26,871	26,871	—	—
Investments in certain funds(3)	540	—	—	540
Total assets	$263,987	$214,980	$12,858	$36,149

Liabilities
Financial instrument obligations	$(20,264)	$(20,264)	$—	$—

(1)	Reported within "Cash and cash equivalents"

(2)	Reported within “Marketable securities”

(3)	Reported within "Other investments"

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$72,602	$72,602	$—	$—
Mutual funds(2)	20,783	20,783	—	—
United States government securities(2)	50,379	50,379	—	—
Corporate securities(2)	74,559	68,624	—	5,935
Commercial paper(3)	1,799	—	1,799	—
Corporate obligations(2)	31,965	—	14,535	17,430
Investments in certain funds(4)	844	—	—	844
Total	$252,931	$212,388	$16,334	$24,209

(1)	Reported within "Cash and cash equivalents."

(2)	Reported within “Marketable securities.”

(3)	$1.0 million reported within "Cash and cash equivalents" and $0.8 million reported within "Marketable securities."

(4)	Reported within "Other investments."

There were no transfers of securities among the various measurement input levels during the nine months ended September 30, 2014.

Changes in the fair value of assets valued using Level 3 measurement inputs during the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$32,346	$20,952	$24,209	$2,804
Purchases	2,756	—	13,294	39,332
Sales	(137)	(32)	(4,869)	(22,958)
Realized gains (losses) on sale	—	—	(129)	1,556
Unrealized gains (losses)	1,184	(2,210)	3,644	(2,024)
Balance, end of period	$36,149	$18,710	$36,149	$18,710

Realized gains and losses on the sale of investments using Level 3 measurement inputs are recognized as a component of "Other income (expense), net". Unrealized gains and losses on investments using Level 3 measurement inputs are recognized as a component of "Other comprehensive income".

The Company’s 3/4% Convertible Senior Notes originally due in 2023 had a carrying value of approximately $0.3 million at December 31, 2013, which was a reasonable approximation of fair value. The Company redeemed all outstanding Convertible Senior Notes in January 2014 with a cash payment of $0.3 million.

7.	Property and Equipment

Property and equipment at September 30, 2014, and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Rigs and other equipment	$111,538	$100,884
Buildings and improvements	18,921	17,880
Land	1,893	1,893
Vehicles	2,170	1,869
Furniture and fixtures	690	512
Assets in progress	2,083	1,114
	137,295	124,152
Accumulated depreciation	(28,958)	(18,262)
Property and equipment, net	$108,337	$105,890

The amounts at December 31, 2013, have been revised to reflect measurement period adjustments identified during the nine months ended September 30, 2014, related to the assets acquired from Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 3). Depreciation expense was $3.7 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $10.8 million and $7.7 million for the nine months ended September 30, 2014 and 2013, respectively.

8.	Goodwill and Other Intangible Assets

The Company's intangible assets at September 30, 2014, and December 31, 2013, all of which are subject to amortization, consisted of the following:

	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Energy segment:
Customer relationships	$54,430	$(19,999)	$34,431	$54,430	$(13,700)	$40,730
Trade names	4,860	(3,006)	1,854	4,860	(2,315)	2,545
Non-compete agreement	120	(19)	101	120	—	120
	59,410	(23,024)	36,386	59,410	(16,015)	43,395

Sports segment:
Customer relationships	2,089	(550)	1,539	1,163	(230)	933
Trade names	122	(30)	92	122	(12)	110
	2,211	(580)	1,631	1,285	(242)	1,043

Total	$61,621	$(23,604)	$38,017	$60,695	$(16,257)	$44,438

The amounts for the Energy segment at December 31, 2013, have been revised to reflect measurement period adjustments identified during the nine months ended September 30, 2014, related to the assets acquired from Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 3).

Amortization expense was $2.3 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense was $7.3 million and $6.6 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated aggregate amortization expense related to the intangible assets for the next five years is as follows:

Amount
(in thousands)
For the year ended December 31:
Remainder of 2014	$2,234
2015	8,210
2016	7,202
2017	5,971
2018	5,232
Thereafter	9,168
Total	$38,017

The changes to the Company’s carrying amount of goodwill were as follows:

	Nine Months Ended September 30, 2014			Year Ended December 31, 2013
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance, beginning of period	$65,359	$2,171	$67,530	$52,939	$154	$53,093
Acquisitions	—	—	—	10,576	5,594	16,170
Adjustments to fair value	—	—	—	1,844	—	1,844
Impairments	—	—	—	—	(3,577)	(3,577)
Balance, end of period	$65,359	$2,171	$67,530	$65,359	$2,171	$67,530

The amounts for the Energy segment at December 31, 2013, have been revised to reflect measurement period adjustments identified during the nine months ended September 30, 2014, related to the assets acquired from Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 3). The adjustment to fair value in 2013 represents an adjustment to reflect additional acquisition-date deferred income tax liabilities and non-current deferred compensation obligations related to the acquisition of Sun Well Service, Inc. (“Sun Well”) in May 2012. During the year ended December 31, 2013, the Company recognized a goodwill impairment of $3.6 million related to the shutdown of Ruckus (see Note 4).

The components of goodwill at September 30, 2014, and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Goodwill	$73,095	$73,095
Accumulated impairment	(5,565)	(5,565)
Net goodwill	$67,530	$67,530

9.	Long-term Debt

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
Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well, Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The carrying values as of September 30, 2014, of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement were as follows:

Amount
(in thousands)
Cash and cash equivalents	$22,625
Accounts receivable	28,195
Property and equipment, net	100,142
Intangible assets, net	36,386
Total	$187,348
The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. At September 30, 2014, $82.6 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. The carrying value of the amount outstanding under the Amended Credit Agreement is a reasonable approximation of fair value since it is variable rate debt. Principal payments under the Amended Credit Agreement for the remainder of 2014 and subsequent years are as follows:

Amount
(in thousands)
Remainder of 2014	$3,304
2015	13,214
2016	13,214
2017	13,214
2018	39,643
Total	82,589
Less current portion	13,214
Total long-term debt	$69,375
The interest rate on the borrowings under the Amended Credit Agreement was 3.0% at September 30, 2014. For the three months ended September 30, 2014, the Company incurred interest expense of $0.8 million in connection with the Amended Credit Agreement, consisting of $0.7 million in interest on the Term Loans and $0.1 million of amortization of deferred financing fees. For the nine months ended September 30, 2014, the Company incurred interest expense of $2.4 million, consisting of $2.0 million in interest on the Term Loans and $0.4 million of amortization of deferred financing fees. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of September 30, 2014.
Sun Well previously had a credit agreement (the "Sun Well Credit Agreement") with Wells Fargo Bank, National Association, that included a term loan of $20.0 million and a revolving line of credit for up to $5.0 million. All amounts due under the Sun Well Credit Agreement were fully repaid in 2013 and the facility was terminated in July 2013, at which time the Company recognized a loss on extinguishment of $0.5 million. For the three and nine months ended September 30, 2013, the Company incurred interest expense of $0.1 million and $0.3 million, respectively, in connection with the Sun Well Credit Agreement.

10.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Accrued compensation and related taxes	$6,061	$4,207
Deferred revenue	941	857
Insurance	1,520	310
Professional services	287	608
Accrued fuel and rig-related charges	1,163	889
Tax-related	341	385
Other	629	507
Total	$10,942	$7,763

“Other long-term liabilities” of $3.7 million and $3.8 million at September 30, 2014, and December 31, 2013, respectively, primarily represented long-term deferred compensation arrangements.

11.	Interest and Other Income

“Interest income, net” consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$1,332	$1,217	$4,231	$3,341
Interest expense	(778)	(745)	(2,468)	(1,000)
Interest income, net	$554	$472	$1,763	$2,341

"Other income (expense), net" consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Realized gain (loss) on sale of marketable securities, net	$(1,001)	$1,863	$4,066	$1,834
Realized loss on financial instrument obligation	(83)	—	(752)	—
Realized loss upon change to equity method at fair value	—	—	(568)	—
Foreign exchange loss	(223)	—	(394)	—
Loss on extinguishment of debt	—	(463)	—	(463)
Other	8	67	(69)	37
Other income (expense), net	$(1,299)	$1,467	$2,283	$1,408

12.	Income Taxes

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

For the three months ended September 30, 2014 and 2013, the Company recognized a provision for income taxes of $1.5 million and a benefit from income taxes of $0.3 million, respectively. The provision for income taxes in the 2014 period primarily reflects a $1.0 million valuation allowance adjustment as a result of a decrease in deferred tax liabilities related to net unrealized gains on marketable securities. The benefit from income taxes in the 2013 period primarily reflects a $0.7 million valuation allowance adjustment as a result of an increase in deferred tax liabilities related to net unrealized gains on marketable securities.

For the nine months ended September 30, 2014 and 2013, the Company recognized a benefit from income taxes of $1.1 million and $2.3 million, respectively. The benefit from income taxes in each period primarily reflects valuation allowance adjustments of $2.2 million and $2.8 million in the 2014 period and 2013 period, respectively, as a result of an increase in deferred tax liabilities related to net unrealized gains on marketable securities.

13.    Stock Benefit Plans

The Company grants equity-based awards to employees under its 2004 Equity Incentive Plan, as amended (the “2004 Plan”), and grants equity-based awards to non-employee directors under its 2006 Director Plan, as amended (the "2006 Plan", and together with the “2004 Plan”, the "Equity Plans"). Stock-based compensation expense by type of award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	$—	$25	$36	$76
Restricted stock	622	277	2,269	1,903
Total stock-based compensation	$622	$302	$2,305	$1,979

Restricted stock activity in the Equity Plans during the nine months ended September 30, 2014, was as follows:

Amount
(in thousands)
Non-vested stock, January 1, 2014	142
Awarded	24
Vested	(21)
Forfeited	(12)
Non-vested stock, September 30, 2014	133

The Company did not grant any stock options during the nine months ended September 30, 2014.

14.	Net Income (Loss) Per Share

Basic net income (loss) attributable to Steel Excel per share of common stock is computed by dividing net income (loss) attributable to Steel Excel by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to Steel Excel gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerators:
Net income (loss) from continuing operations	$(945)	$3,047	$11,852	$7,496
Non-controlling interest	(238)	(178)	99	(122)
Net income (loss) from continuing operations attributable to Steel Excel Inc.	$(1,183)	$2,869	$11,951	$7,374

Loss from discontinued operations, net of taxes	$—	$(888)	$—	$(1,477)
Non-controlling interest	—	489	—	954
Loss from discontinued operations, net of taxes, attributable to Steel Excel Inc.	$—	$(399)	$—	$(523)

Net income (loss) attributable to Steel Excel Inc.	$(1,183)	$2,470	$11,951	$6,851

Denominators:
Basic weighted average common shares outstanding	11,437	12,529	11,769	12,736
Effect of dilutive securities:
Stock-based awards	—	17	21	18
Diluted weighted average common shares outstanding	11,437	12,546	11,790	12,754

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(0.10)	$0.23	$1.02	$0.58
Loss from discontinued operations, net of taxes	$—	$(0.03)	$—	$(0.04)
Net income (loss)	$(0.10)	$0.20	$1.02	$0.54

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(0.10)	$0.23	$1.01	$0.58
Loss from discontinued operations, net of taxes	$—	$(0.03)	$—	$(0.04)
Net income (loss)	$(0.10)	$0.20	$1.01	$0.54

The number of shares used in the calculation of diluted earnings (loss) per share for the three months ended September 30, 2014, excluded 23,000 incremental shares related to restricted stock awards.  Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect on the loss from continuing operations.

15.	Accumulated Other Comprehensive Income

Changes in the components of "Accumulated other comprehensive income" were as follows:

	Unrealized Gains on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance, January 1, 2014	$6,921	$(405)	$6,516
Current period other comprehensive income	4,134	30	4,164
Balance, September 30, 2014	$11,055	$(375)	$10,680

16.	Segment Information

The Company currently reports its business in two reportable segments - Energy and Sports. The Company measures profit or loss of its segments based on operating income (loss).

Segment information relating to the Company's results of continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Energy	$49,701	$25,162	$140,767	$78,272
Sports	8,882	6,258	14,899	8,260
Total revenues	$58,583	$31,420	$155,666	$86,532

Operating income (loss)
Energy	$8,551	$2,007	$21,923	$8,626
Sports	1,146	975	(896)	(318)
Total segment operating income	9,697	2,982	21,027	8,308
Corporate and other business activities	(3,517)	(2,033)	(10,878)	(6,657)
Interest income, net	554	472	1,763	2,341
Other income (expense), net	(1,299)	1,467	2,283	1,408
Income from continuing operations before income taxes and equity method income	$5,435	$2,888	$14,195	$5,400

Depreciation and amortization expense:
Energy	$5,519	$4,386	$16,924	$13,923
Sports	431	150	1,203	438
Total depreciation and amortization expense	$5,950	$4,536	$18,127	$14,361

Segment information related to the Company's assets was as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Sports	$19,344	$20,495
Energy	256,416	244,401
Corporate and other business activities	276,249	273,798
Total assets	$552,009	$538,694

17.	Related Party Transactions

Steel Partners Holdings L.P. ("SPLP") beneficially owned approximately 57.9% of the Company’s outstanding common stock as of September 30, 2014. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Each of Warren G. Lichtenstein and Jack L. Howard is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

Effective January 1, 2014, the services provided by SP Corporate Services LLC (“SP Corporate”), an affiliate of SPLP, were expanded, with the Company paying SP Corporate $8.0 million annually for such services. In October 2014, the annual service fee was increased to $8.2 million to include fees for executive services provided by SP Corporate to the Company's

Sports business. The services agreement with SP Corporate and subsequent amendments were approved by a committee of the Company’s independent directors. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the three months ended September 30, 2014 and 2013, the Company incurred expenses of $2.2 million and $1.0 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. During the nine months ended September 30, 2014 and 2013, the Company incurred expenses of $6.6 million and $3.0 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. The Company owed SP Corporate and its affiliates $0.2 million at September 30, 2014.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

At September 30, 2014, the Company held $15.2 million of short-term deposits at WebBank, an affiliate of SPLP. For the three months ended September 30, 2014 and 2013, the Company recorded interest income of $23,000 and $21,000, respectively, on such deposits. For the nine months ended September 30, 2014 and 2013, the Company recorded interest income of $65,000 and $69,000, respectively.

18.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing and financing activities for the nine months ended September 30, 2014 and 2013, was as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Interest paid	$2,092	$539
Income taxes paid, net of refunds	$151	$1,594

Non-cash investing and financing activities:
Reclassification of available-for-sale securities to equity method investment	$27,647	$—
Securities received in exchange for financial instrument obligations	$19,341	$—
Contribution of advances by non-controlling interest	$268	$—
Restricted stock awards surrendered to satisfy tax withholding obligations upon vesting	$14	$—

19.	Stock Split

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

In connection with the Reverse Split, the Company paid $10.1 million in July 2014 for 295,659 shares of common stock and the return of 1,388 non-vested restricted stock awards previously awarded to employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See Item I Part 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2013, for a description of certain factors that might cause such a difference.

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. The Energy segment focuses on providing drilling and production services to the oil and gas industry. The Sports segment provides event-based sports services and other health-related services. The Company also continues to identify other new business acquisition opportunities.

In June 2013, the Company acquired 80% of the outstanding common stock of UK Elite Soccer, Inc. ("UK Elite"). UK Elite is included in the Company's Sports segment. In 2014, UK Elite acquired the business and assets of three independent providers of soccer clinics and camps for a total purchase price of $1.0 million, or approximately $0.5 million net of cash acquired.

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

In July 2013, Steel Energy Services Ltd. ("Steel Energy"), a wholly-owned subsidiary of the Company, entered into a credit agreement, as amended (the "Amended Credit Agreement") that provided for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan and up to $10.0 million in revolving loans.

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

In June 2014, following stockholder approval and authorization from its board of directors, the Company effected a 1-for-500 reverse stock split (the "Reverse Split"), immediately followed by a 500-for-1 forward stock split (the "Forward Split", and together with the Reverse Split, the "Reverse/Forward Split"), of its common stock effective as of the close of business on June 18, 2014. In connection with the Reverse Split, the Company paid $10.1 million in July 2014 for 295,659 shares of common stock and the return of 1,388 non-vested restricted stock awards previously awarded to employees.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

The net revenues and operating income by reportable segment for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Energy net revenues	$49,701	$25,162	$140,767	$78,272
Sports net revenues	8,882	6,258	14,899	8,260
Consolidated net revenues	$58,583	$31,420	$155,666	$86,532

Energy operating income	$8,551	$2,007	$21,923	$8,626
Sports operating income (loss)	1,146	975	(896)	(318)
Corporate and other business activities	$(3,517)	$(2,033)	$(10,878)	$(6,657)
Consolidated operating income	$6,180	$949	$10,149	$1,651

Three months ended September 30, 2014, compared to three months ended September 30, 2013

Net revenues for the three months ended September 30, 2014, increased by $27.2 million as compared to the 2013 period. Net revenues from the Company's Energy segment increased by $24.5 million primarily as a result of $19.9 million in revenues from Black Hawk Ltd., which business was acquired in December 2013, and an increase in revenues of $4.6 million in the Energy segment's other operations due primarily to an increase in rig utilization for snubbing services and an increase in revenues from flow back services related to new equipment purchased in 2014. Net revenues in the Company's Sports segment increased by $2.6 million from an increase of $2.3 million in revenues from UK Elite primarily as a result of an increase in services provided and operating the businesses acquired in 2014 and an increase in revenues of $0.3 million in the segment's baseball operations.

Gross profit for the three months ended September 30, 2014, increased by $9.9 million as compared to the 2013 period, and as a percentage of revenue increased to 30.7% in the third quarter of 2014 from 25.7% in the comparable 2013 period. Gross profit in the Energy segment increased by $8.8 million and as a percentage of revenue increased to 27.9% in the third quarter of 2014 from 20.2% in the comparable 2013 period. Gross profit in the Energy segment increased as a result of $6.0 million in gross profit from Black Hawk Ltd. and an increase in gross profit of $2.7 million in the Energy segment's other operations due primarily to the increase in revenues. Gross profit in the Sports segment in the 2014 period increased by $1.1 million primarily as a result of an increase of $0.9 million in gross profit from UK Elite resulting from the increase in revenues and an increase in gross profit of $0.2 million in the segment's baseball operations.

SG&A expenses in the third quarter 2014 increased by $4.4 million as compared to the comparable 2013 period. SG&A expenses in the Energy segment increased by $2.1 million partially as a result of $0.9 million of costs incurred at Black Hawk Ltd. in the 2014 period. SG&A expenses in the Energy segment's other operations increased $1.2 million as a result of the increase in revenues, business development costs incurred, and the reversal of a contingent consideration liability associated with a prior period acquisition and certain credits received related to insurance in the 2013 period with no comparable benefits recognized in the current period. SG&A expenses in the Sports segment increased by $0.8 million primarily as a result of additional costs incurred at UK Elite associated with the increase in revenues in the period. SG&A expenses in corporate and other business activities increased by $1.5 million primarily as a result of increased costs incurred for services provided by affiliates of the Company and an increase in stock-based compensation expense in the 2014 period.

Operating income in the third quarter 2014 was $6.2 million as compared to $0.9 million in the 2013 period. Operating income in the Energy segment increased by $6.5 million as a result of $4.5 million in operating income from Black Hawk Ltd. and an increase in operating income of $2.0 million in the Energy segment's other operations. Operating income in the Sports segment increased by $0.2 million primarily due to the operating results of UK Elite. The operating loss from Corporate and other business activities increased by $1.5 million from increased costs incurred for services provided by affiliates of the Company and an increase in stock-based compensation expense in the 2014 period.

Amortization of intangibles in the third quarter 2014 increased by $0.3 million as compared to the comparable 2013 period as a result of amortization expense on the intangible assets recognized in connection with the businesses acquired by Black Hawk Ltd. and UK Elite, partially offset by a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

Net interest income of $0.6 million in the third quarter 2014 increased by $0.1 million as compared to the 2013 period primarily as a result of an increase in interest income on investments.

Other expense of $1.3 million in the third quarter 2014 primarily represented realized losses on the sale of marketable securities of $1.0 million and a foreign exchange loss of $0.2 million.

The Company recognized a provision for income taxes of $1.5 million and a benefit from income taxes of $0.3 million for the three months ended September 30, 2014 and 2013, respectively. The provision for income taxes in the 2014 period primarily reflects a valuation allowance adjustment as a result of a decrease in deferred tax liabilities related to net unrealized gains on marketable securities. The benefit for income taxes in the 2013 period primarily reflects a valuation allowance adjustment as a result of an increase in deferred tax liabilities related to net unrealized gains on marketable securities.

Nine months ended September 30, 2014, compared to nine months ended September 30, 2013

Net revenues for the nine months ended September 30, 2014, increased by $69.1 million as compared to the 2013 period. Net revenues from the Company's Energy segment increased by $62.5 million primarily as a result of $55.9 million in revenues from Black Hawk Ltd. and an increase in revenues of $6.6 million in the Energy segment's other operations due primarily to an increase in rig utilization for snubbing services and an increase in revenues from flow back services related to new equipment purchased in 2014. Net revenues in the Company's Sports segment increased by $6.6 million primarily as a result of $5.5 million in revenues from UK Elite, which was acquired in June 2013, and an increase in revenues of $1.0 million in the segment's baseball operations.

Gross profit for the nine months ended September 30, 2014, increased by $20.1 million as compared to the 2013 period, and as a percentage of revenue increased slightly to 28.6% from 28.3%. Gross profit in the Energy segment increased by $17.3 million, and as a percentage of revenue increased to 26.7% in the first nine months of 2014 from 26.0% in the comparable 2013 period. Gross profit in the Energy segment increased as a result of $16.1 million in gross profit from Black Hawk Ltd. and an increase in gross profit of $1.1 million in the Energy segment's other operations. Gross profit in the Sports segment in the 2014 period increased by $2.8 million primarily as a result of $2.2 million in gross profit from UK Elite and an increase in gross profit of $0.6 million in the segment's baseball operations.

SG&A expenses in the first nine months of 2014 increased by $10.9 million as compared to the comparable 2013 period. SG&A expenses in the Energy segment increased by $3.5 million partially as a result of $2.2 million of costs incurred at Black Hawk Ltd. in the 2014 period. SG&A expenses in the Energy segment's other operations increased $1.3 million as a result of the increase in revenues, business development costs incurred, and from the reversal of a contingent consideration liability associated with a prior period acquisition and certain credits received related to insurance in the 2013 period with no comparable benefits recognized in the current period. SG&A expenses in the Sports segment increased by $3.1 million primarily as a result of costs incurred at UK Elite, including those associated with operating the businesses acquired in the current period. SG&A expenses in corporate and other business activities increased by $4.2 million primarily as a result of increased costs incurred for services provided by affiliates of the Company and an increase in stock-based compensation expense in the 2014 period.

Operating income in the first nine months of 2014 was $10.1 million as compared to $1.7 million in the 2013 period. Operating income in the Energy segment increased by $13.3 million as a result of $12.0 million in operating income from Black Hawk Ltd. and an increase in operating income of $1.3 million in the Energy segment's other operations. The operating loss in the Sports segment increased by $0.6 million primarily due to the expected seasonal losses incurred in the first half of the current year at UK Elite with no corresponding losses in the prior year. The operating loss from Corporate and other business activities increased by $4.2 million from increased costs incurred for services provided by affiliates of the Company and an increase in stock-based compensation expense in the 2014 period.

Amortization of intangibles in the first nine months of 2014 increased by $0.7 million as compared to the comparable 2013 period as a result of amortization expense on the intangible assets recognized in connection with the businesses acquired by Black Hawk Ltd. and UK Elite, partially offset by a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

Net interest income of $1.8 million in the first nine months of 2014 decreased by $0.6 million as compared to the 2013 period primarily as a result of an increase in interest expense of $1.5 million resulting from the borrowings under the Amended Credit Agreement, partially offset by an increase in interest income on investments of $0.9 million.

Other income of $2.3 million in the first nine months of 2014 primarily represented realized gains on the sale of marketable securities of $4.1 million, partially offset by a loss of $0.8 million recognized on financial instrument obligations, a loss of $0.6 million recognized upon initially accounting for an investment under the equity method of accounting at fair value, and a foreign exchange loss of $0.4 million.

The Company recognized a benefit for income taxes of $1.1 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. The benefit from income taxes in each period primarily reflects valuation allowance adjustments as a result of an increase in deferred tax liabilities related to unrealized gains on marketable securities.

Financial Condition

The Amended Credit Agreement provided for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Amended Credit Agreement, which totaled $82.6 million at September 30, 2014, are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of September 30, 2014.

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at September 30, 2014, totaled $46.7 million and $169.6 million, respectively. Working capital in the first nine months of 2014 decreased by $34.7 million due primarily to a decrease of $27.8 million from a reclassification of current available-for-sale securities to non-current equity method investments and additional equity method investments made during the period, the repayment of $9.9 million in long-term debt, and an increase of $4.6 million in accounts receivable from the timing of collections, partially offset by an increase of $2.9 million in accounts payable and accrued expenses from the timing of payments.

Cash flows from operating activities of continuing operations increased by $11.6 million in the first nine months of 2014 as compared to the 2013 period due primarily to an increase in cash generated from net income.

During the first nine months of 2014, the Company used $26.8 million of cash for investing activities. The Company made purchases of marketable securities, net of proceeds from sales and restricted cash, of $10.1 million, invested $13.6 million in property and equipment, and made other investments of $3.0 million.

During the first nine months of 2014, the Company used $30.9 million of cash for financing activities. The Company paid an aggregate of $20.4 million to acquire treasury shares and repurchase common stock in connection with the Reverse Split, made debt repayments on the Amended Credit Facility of $9.9 million, and paid $0.5 million for acquisitions net of cash acquired.

At September 30, 2014, the Company had $216.3 million in cash and marketable securities, exclusive of $20.3 million of restricted cash related to short sale transactions on certain financial instruments for which the Company has an obligation to deliver or purchase securities at a later date.

Available-for-sale securities at September 30, 2014, included short-term deposits, corporate debt and equity instruments, and mutual funds, and were recorded on the consolidated balance sheet at fair market value, with any related unrealized gain or loss reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

We believe that our cash balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We anticipate making additional acquisitions and investments, and we may be required to use a significant portion of our available cash balances for such acquisitions and investments or for working capital needs thereafter. The consummation of additional acquisitions, prevailing economic conditions, and financial, business and other factors beyond our control could adversely affect our estimates of our future cash requirements. As such, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, we may not be able to obtain adequate or favorable equity financing, if needed, due in part to our shares of common stock currently trading on the OTCQB Market. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

Commitments and Contingencies

Contractual Obligations

In 2014, the Company entered into short sale transactions on certain financial instruments in which the Company received proceeds from the sale of such financial instruments and incurred obligations to deliver or purchase securities at a later date. As of September 30, 2014, the Company's obligations for such transactions totaled approximately $20.3 million, consisting of market indices for $19.6 million, corporate securities for $0.5 million, and option contracts, primarily covered calls, for $0.1 million. There is no stated repayment date for the obligations related to market indices and corporate securities; the obligations related to option contracts come due within a period of no longer than four months. Such obligations are reported as "Financial instrument obligations" as a component of current liabilities in the Company's consolidated balance sheet.

There were no other material changes in the Company’s contractual obligations at September 30, 2014, as compared to those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2014, which was the period covered by this quarterly report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes, by month, the repurchases made during the three months ended September 30, 2014, under the repurchase programs.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month of July 2014	114,791	$35.01	114,791	402,999
Month of August 2014	14,504	$32.96	14,504	388,495
Month of September 2014	5,650	$31.04	5,650	382,845
Total	134,945	$34.63	134,945

Item 6. Exhibits

10.1*	Amendment No. 3 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014
31.1*	Certification of the Principal Executive Officer, Jack L. Howard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, James F. McCabe, Jr., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer, Jack L. Howard, and the Principal Financial Officer, James F. McCabe, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Steel Excel Inc.

By:	/s/Jack L. Howard
	Jack L. Howard Vice Chairman (Principal executive officer)	Date:	November 6, 2014

By:	/s/James F. McCabe, Jr.
	James F. McCabe, Jr. Chief Financial Officer (Principal financial officer)	Date:	November 6, 2014