Form 10-K
period 2014-12-31
Steel Excel Inc.
filed 2015-03-16
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $116.9 million.

As of February 28, 2015, there were 11,566,746 shares of Steel Excel’s common stock outstanding.

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
PART I

Item 1. Business

General
Steel Excel Inc. and it subsidiaries (“Steel Excel”, the “Company”, “we”, “us”, “our”) currently operate in two reporting segments - Energy and Sports. Through its wholly-owned subsidiary Steel Energy Services Ltd. ("Steel Energy Services"), the Company’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., the Company’s Sports business provides event-based sports services and other health-related services. The Company also makes significant non-controlling investments in entities in industries related to its reporting segments as well as entities in other unrelated industries. The Company continues to identify business acquisition opportunities in both the Energy and Sports industries as well as in other unrelated industries. Steel Partners Holdings L.P. (“Steel Partners”), an affiliate, beneficially owned approximately 58.0% of the Company’s outstanding common stock as of December 31, 2014.
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
The Company began its Energy business in December 2011 with the acquisition of the business and assets of Rogue Pressure Services, LLC (“Rogue”). The Company expanded the business with the acquisition of the business and assets of Eagle Well Services, Inc., in February 2012 and the acquisition of Sun Well Service, Inc. ("Sun Well") in May 2012, both of which operate as Sun Well Service as a combined business. In December 2013, the Company further expanded its Energy business with the acquisition of the business and assets of Black Hawk Energy Services, Inc. (“Black Hawk”).
The Company began its Sports business in June 2011 with the acquisition of the assets of Baseball Heaven LLC (“Baseball Heaven”), a provider of baseball facility services, and the acquisition in August 2011 of a 75% membership in The Show, LLC (“The Show”), a provider of baseball uniforms to Little League and softball players and coaches. The Company expanded the business with the acquisition of a 50% interest in two Crossfit® facilities in California in November 2012, and in 2014 the Company increased its ownership interest in one of the Crossfit® facilities to approximately 86%. In January 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC (“Ruckus”), an obstacle course and mass-participation events company that was controlled by the Company through its majority representation on the Ruckus board. The Company increased its membership interest in Ruckus to 45% during 2013. Also in January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company that is accounted for as an equity-method investment. In June 2013, the Company further expanded its Sports business with the acquisition of 80% of UK Elite Soccer, Inc. (“UK Elite”), a provider of youth soccer programs and camps.
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

In December 2010, we changed our fiscal year-end date from March 31 to December 31. Accordingly, we had a nine-month transition period from April 1, 2010, to December 31, 2010.
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
Customers
Our Energy business client base consists of exploration and production companies in the oil and gas industry. For the year ended December 31, 2014, revenues from Oasis Petroleum and Continental Resources represented 20.7% and 20.3%, respectively, of the Company’s consolidated revenues; for the year ended December 31, 2013, revenues from Continental Resources and XTO Energy represented 17.0% and 10.5%, respectively, of the Company’s consolidated revenues; and for the year ended December 31, 2012, revenues from Continental Resources and Zenergy, Inc., represented 11.1% and 11.0%, respectively, of the Company’s consolidated revenues. For the years ended December 31, 2014, 2013, and 2012, revenues from the Energy business’ five largest customers represented 61.2%, 51.3%, and 48.3%, respectively, of the Company's consolidated revenues. For the years ended December 31, 2014, 2013, and 2012, the Energy business’ five largest customers represented 67.1%, 56.1%, and 49.7%, respectively, of the segment's revenues and the fifteen largest customers represented 89.0%, 88.2%, and 89.1%, respectively, of the segment’s revenues. The loss of a significant customer could have a material adverse effect on the Energy business and Steel Excel.
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
Competition
Energy business. The Energy business operates in a highly competitive industry that is influenced by price, capacity, reputation, and experience. When oil and natural gas prices and drilling activities are at high levels, service companies are ordering new equipment to expand their capacity as they are seeing increased demand for their services and attractive returns on investment. When oil and natural gas prices are declining, service companies may be willing to provide their services at reduced prices to be able to cover their equipment and other fixed costs. To be successful, we must provide quality services that meet the specific needs of oil and gas exploration and production companies at competitive prices. In addition, we need to maintain a safe work environment and a well-trained work force to remain competitive.
Our Energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours, and holidays during the winter months. Heavy snow, ice, wind, or rain can make it difficult to operate and to move equipment between work sites, which can reduce our ability to provide services and generate revenues. These seasonal factors affect our competitors as well. Demand for services in the industry as a whole fluctuates with the supply and demand for oil and natural gas. In general, the need for our services increases when demand exceeds supply. The oil and gas exploration and production companies attempt to take advantage of a higher-priced environment when demand exceeds supply, which leads to an increased need for our services. Conversely, as supply equals or exceeds demand, the oil and gas exploration and production companies will cut back on their production resulting in a decline in their well servicing needs or seek pricing concessions from us and other service providers when the price of oil declines.
Sports business. The market for the Sports business’ baseball facility services and soccer camps and leagues is very fragmented, and its competitors are primarily small local or regional operations. The market for its strength and conditioning services is fragmented, and its competitors vary from large national providers of such services to local providers of comparable or other niche services.
The baseball facility services and soccer camps and leagues are affected by seasonal factors, with business volume declining from late autumn through early spring as a result of colder temperatures and fewer daylight hours. In addition, inclement weather during peak seasons can have an adverse effect on the business since fields may not be available to reschedule any canceled events. In 2013, we completed the construction of an indoor baseball facility to enable us to provide year-round baseball services to partially mitigate the revenue declines experienced in non-peak months and during periods of inclement weather.
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
We are also subject to the Occupational Safety and Health Act, as amended, (“OSHA”) and comparable state laws that regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in our operations be maintained and provided to employees and state and local government authorities. We believe we are in substantial compliance with OSHA and comparable state law requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.
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
Employees
As of December 31, 2014, we had 1,000 employees, of which 923 were full-time employees and 77 were part-time employees. All of our employees are located in the United States. We also hire additional full-time and part-time employees during peak seasonal periods. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

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
Our Energy business is susceptible to the impact of fluctuations in energy prices. High oil and natural gas prices result in an increase in drilling activity, increasing the demand for oilfield services. Oilfield service companies invest in new equipment in such an environment to expand their capacity to take advantage of this increased activity, which could result in an increasingly competitive environment. Declining oil and natural gas prices can result in our customers reducing their drilling and work over activities, which can result in a reduced demand for our services and requests for price concessions. Oilfield service companies may be willing to provide their services at reduced prices in such an environment to be able to cover their equipment and other fixed costs. The increased competition, reduced demand, or competitive pricing pressure could lead to declines in our prices and utilization, which would have an adverse effect on our results of operations.
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
We are exposed to potential unrecoverable losses that could have an adverse effect on our results of operations and financial condition. Our Energy business is subject to many hazards inherent in the industry, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment, and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage, and damage to the property of others. We may be unable to obtain desired contractual indemnities for such hazards, and our insurance may not provide adequate coverage in certain instances. The occurrence of an event not fully indemnified or insured, or the failure or inability of a customer or insurer to meet its financial obligations, and resulting claims and litigation could result in substantial losses and have a significant adverse effect on our results of operations and financial condition.
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
Severe weather conditions could have an adverse effect on our customers and our ability to provide our services. Our Energy business is heavily concentrated in North Dakota and Montana, where severe weather conditions could result in a curtailment of our customers’ service requirements, damage to our facilities and equipment resulting in increased repair costs and a suspension of our operations, our inability to deliver services, and an overall decline in productivity, all of which could result in an adverse effect on our results of operations. In addition, inclement weather could result in the cancellation of events and tournaments in our Sports business during peak seasons, which would have an adverse effect on our results of operations.
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
We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition, and liquidity. A substantial portion of our assets consists of investments in marketable securities that we classify as available-for-sale securities, which are adjusted to fair value each period. An adverse change in global economic conditions may result in a decline in the value of our marketable securities. We have not recognized declines in the value of marketable securities held since we have deemed such unrealized losses to be temporary. However, any such declines in value will be recognized as losses upon the sale of such securities or if such declines are deemed to be other than temporary. Any adverse changes in the financial markets and resulting declines in value of our marketable securities could have an adverse effect on our results of operations, financial condition, and liquidity.

Certain of our investments may subject us to greater risk and be less liquid than other investments in our portfolio. Our investments include significant interests in equity-method investees, investments in limited partnerships, and participation in corporate term loans. We have also entered into short sale transactions on certain financial instruments and have sold call and put options. We may continue to engage in similar investing activities in the future. Such investments may be subject to greater price fluctuations, may be more difficult to sell, and may be sold at prices that do not reflect their intrinsic value.
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
Restrictions on the transfer of our common stock could inhibit certain transactions that may be beneficial to shareholders. In order to preserve our tax benefit carryforwards, our Certificate of Incorporation generally prohibits the transfer of our common stock and other corporate securities if such a transfer would result in (i) a party having an ownership interest of 4.9% or greater in the Company or (ii) an increased ownership interest of a party that already has an ownership interest of 4.9% or greater in the Company. This restriction, which is in effect until May 2015, could inhibit or prevent certain transactions that would otherwise be beneficial to stockholders.
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
Internal controls weaknesses that are currently immaterial may become material in future periods. We have identified certain deficiencies in internal controls over financial reporting as immaterial and therefore not requiring disclosure in our public filings with the Securities and Exchange Commission. Changes in circumstances could result in such deficiencies becoming material, which could result in material misstatements in our financial statements and required public disclosure if the appropriate remediation action is not undertaken.
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

We could incur impairment charges if our actual results are materially different from such cash flow projections, which could have a material adverse effect on our financial position and results of operations. In 2014, the Company incurred a goodwill impairment charge of $36.7 million
We could incur significant costs in the future to maintain regulatory compliance. Our Energy and Sports businesses are currently subject to federal, state, and local laws and regulations pertaining to worker safety, the handling of hazardous materials, transportation standards, and the environment, and may be subject to additional regulations in the future, including any regarding the emission of greenhouse gases. We may be required to obtain and maintain permits, approvals, and certificates from various authorities and incur other capital and operational costs in order to comply with such laws and regulations. Failure to comply with such laws and regulations could result in the assessment of penalties, imposition of cleanup and site restoration costs and liens, revocation of permits, or orders to limit or cease certain operations. In addition, certain such laws impose joint and several liability that could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions. While the cost of such compliance has not been significant in the past, new laws, regulations, and enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, which could have a material adverse effect on our results of operations and financial condition.
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
Our businesses do not have long-term contracts with their customers, which could result in customer turnover and other adverse effects to our business. Neither our Energy business nor our Sports business has long-term contracts with its customers. Both businesses rely on the quality of the service provided and established long-term relationships to retain customers. Absent such long-term contracts, customers can cease using our services for any reason with minimal notice. This can lead to us losing customers or making price concessions in order to retain customers, which could have an adverse effect on our business and results of operations.
Loss of a significant customer could have a material adverse effect on our results of operations and financial condition. The customer base of our Energy business is concentrated. For the year ended December 31, 2014, revenues from Oasis Petroleum and Continental Resources represented 20.7% and 20.3%, respectively, of our consolidated revenues, and the fifteen largest customers in the Energy business represented approximately 81.1% of our consolidated revenues. The loss of a significant customer could have a material adverse effect on our results of operations and financial condition.
The beneficial ownership of our common stock by Steel Partners provides it with control, and the common management shared with other Steel Partners’ entities may result in the interests of Steel Partners differing from the interests of other shareholders. At December 31, 2014, SPH Group Holdings LLC, an indirect wholly-owned subsidiary of Steel Partners, beneficially owned approximately 58.0% of our outstanding common stock. Warren G. Lichtenstein, the chairman of our board and chief executive of our Sports business, serves as executive chairman of the general partner of Steel Partners; Jack Howard, a director and our principal executive officer, serves as President and a director of the general partner of Steel Partners. In their capacities as directors and senior executive officers of the general partner of Steel Partners, Messrs. Lichtenstein and Howard generally have the ability to determine the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our certificate of incorporation, as amended, and the approval of any proposed merger. The interests of Messrs. Lichtenstein and Howard, as well as those of Steel Partners and its affiliates in such matters may differ from the interests of our other stockholders in some respects. In addition, employees and affiliates of Steel Partners hold positions with us, including John Quicke, a member of our Board of Directors and chief executive of our Energy business, James F. McCabe, Jr., our chief financial officer, and Leonard McGill, our general counsel.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Energy business owns four buildings in Williston, ND, including one that serves as its headquarters and operations hub in the Bakken basin along with separate buildings with office and shop space. To support its other operations, the Energy business owns shop space in Texas and leases shop space in Colorado under an arrangement that expires in 2015. The Energy business also leases shop space and office space under month-to-month arrangements on an as needed basis, and owns and leases housing for temporary living arrangements for certain of its employees.
The Sports business has a lease for office space in Hermosa Beach, CA, that expires in June 2015, which serves as its headquarters. The Sports business has a lease for approximately 27.9 acres of land in Yaphank, NY, for its baseball services operation that expires in December 2016. Under this lease the Company has two extension options and a right of first refusal to purchase the parcel. The Sports business also has a lease for 2,300 square feet for its Crossfit® facility in Hermosa Beach, CA, that expires in July 2015 and a lease for 9,940 square feet for its Crossfit® facility in Torrance, CA, that expires in March 2023. In addition, the Sports business has leases in various states for small administrative offices to support its youth soccer operation.
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

	2014		2013
	High	Low	High	Low

Quarter Ended March 31,	$33.00	$29.00	$27.30	$24.76
Quarter Ended June 30,	$50.00	$30.00	$29.00	$26.07
Quarter Ended September 30,	$35.35	$32.00	$29.65	$28.75
Quarter Ended December 31,	$32.50	$23.50	$29.90	$27.00
As of February 28, 2014, there were approximately 18 registered holders of record of our common stock, which does not include holders that have shares of common stock held for them by a broker or other nominee. No dividends have been paid on the Company’s common stock.
We have applied for listing on the Nasdaq Stock Market (the “Nasdaq”). There can be no assurance that our application will be accepted. SPH Group Holdings LLC, a wholly owned subsidiary of Steel Partners Holdings L.P. (collectively, “Steel Partners”) beneficially owns more than 50% of our common stock. As a result, we would be considered a “controlled company” under the corporate governance rules of the Nasdaq. “Controlled companies” under those rules are companies of which more than 50% of the voting power is held by an individual, a group, or another company. Steel Partners and its affiliates have filed a Statement of Beneficial Ownership on Schedule 13D with the Securities and Exchange Commission relating to its holdings. On this basis, we propose to avail ourselves of the “controlled company” exception under the Nasdaq rules and not be subject to the Nasdaq listing requirements that would otherwise require us to have: (a) a Board of Directors consisting of a majority of independent directors; (b) compensation of our executive officers determined by a majority of our independent directors or a compensation committee consisting solely of independent directors; and (c) director nominees selected, or recommended for the Board of Director’s selection, either by a majority of our independent directors or a nominating committee consisting solely of independent directors. The Board of Directors has established a Compensation Committee and a Nominating and Governance Committee, each of which has two independent members, and an Audit Committee, which consists solely of independent directors. Warren G. Lichtenstein, Jack L. Howard, and John J. Quicke, each of whom is associated with Steel Partners, serve as three of the six members of our Board of Directors. The other members are John Mutch, Gary W. Ullman, and Robert J. Valentine, who are independent directors.

If the collective ownership of Steel Partners were to decrease to 50% or less of our outstanding common stock, our Nominating and Governance Committee and Compensation Committee would be required to have a majority of independent directors within ninety days and be fully independent within one year, and our Board of Directors would need to consist of a majority of independent directors within one year.

The following table sets forth information as of December 31, 2014, with respect to the Company's equity compensation plans under which securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	70,750	$23.75	1,945,436
Equity compensation plans not approved by security holders	—	—	—

On December 16, 2013, and June 24, 2014, the Company's Board of Directors authorized stock repurchase programs to acquire up to 200,000 shares and 500,000 shares, respectively, of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in compliance with applicable laws and regulations.  The repurchase programs are expected to continue indefinitely, unless terminated by the Board of Directors. No repurchases were made under the repurchase programs during the three months ended December 31, 2014. The maximum number of shares that may yet be repurchased under the programs was 382,845 at December 31, 2014.

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
In December 2010, we changed our fiscal year-end date from March 31 to December 31. Accordingly, the Selected Financial Data includes a nine-month transition period from April 1, 2010, to December 31, 2010.
The Selected Financial Data should be read in conjunction with our financial statements and notes thereto and with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year Ended December 31,				Nine-Month Period Ended December 31, 2010(D)
	2014 (A)	2013 (B)	2012 (C)	2011
	(in thousands, except per share data)
Statements of Operations Data:
Net revenues	$210,148	$120,028	$100,104	$2,502	$—
Income (loss) from continuing operations before income taxes	$(19,522)	$7,911	$6,467	$(158)	$(9,784)
Net income (loss) from continuing operations	$(24,269)	$16,391	$22,179	$68	$(17,386)
Net income (loss) from continuing operations attributable to Steel Excel Inc. per share of common stock - basic and diluted	$(2.06)	$1.31	1.83	$0.01	$(1.50)

Balance Sheet Data:
Total assets	$479,354	$538,694	$466,495	$368,677	$367,552
Long-term obligations	$79,874	$93,484	$14,397	$—	$—

(A)	Includes a goodwill impairment charge of $36.7 million.

(B)	Includes a benefit from income taxes of $9.3 million.

(C)	Includes a benefit from income taxes of $15.7 million.

(D)
No revenues are reported for the nine-month period ended December, 31, 2010, since the Energy and Sports businesses had not yet commenced and the Predecessor Business is reported as a discontinued operation in all periods. Period includes a restructuring charge of $3.9 million.

No cash dividends have been paid or declared on the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. The Energy segment focuses on providing drilling and production services to the oil and gas industry. The Sports segment provides event-based sports services and other health-related services. The Company also makes significant non-controlling investments in entities in industries related to its reporting segments as well as entities in other unrelated industries. The Company continues to identify business acquisition opportunities in both the Energy and Sports industries as well as in other unrelated industries.

The Company began its Energy business in December 2011 with the acquisition of the business and assets of Rogue Pressure Services Ltd. (“Rogue”). The Company expanded the business with the acquisition of the business and assets of Eagle Well Services, Inc. ("Eagle Well"), in February 2012 and the acquisition of Sun Well Service, Inc. ("Sun Well") in May 2012, both of which operate under Sun Well as a combined business. In December 2013, the Company further expanded its Energy business with the acquisition by its wholly-owned subsidiary Black Hawk Energy Services, Ltd. ("Black Hawk Ltd.") of the business and assets of Black Hawk Energy Services, Inc. (“Black Hawk Inc.”), for $59.6 million.
The Company began its Sports business in June 2011 with the acquisition of the assets of Baseball Heaven LLC (“Baseball Heaven”), a provider of baseball facility services, and the acquisition in August 2011 of a 75% membership in The Show, LLC (“The Show”), a provider of baseball uniforms to Little League and softball players and coaches. The Company expanded the business with the acquisition of a 50% interest in two Crossfit® facilities in California in November 2012, and in 2014 the Company increased its ownership interest in one of the Crossfit® facilities to approximately 86%. In January 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC ("Ruckus"), an obstacle course and mass-participation events company that was controlled by the Company through its representation on the Ruckus board. The Company increased its membership interest in Ruckus to 45% during 2013. Also in January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company that is accounted for as an equity-method investment. In June 2013, the Company further expanded its Sports business with the acquisition of 80% of UK Elite Soccer, Inc. (“UK Elite”), a provider of youth soccer programs and camps. In 2014, UK Elite acquired the business and assets of three independent providers of soccer clinics and camps.

In July 2012 and November 2013 the Company shut down The Show and Ruckus, respectively, after they did not meet operational and financial expectations. The Show and Ruckus are reported as discontinued operations in the Company’s consolidated financial statements.

In July 2013, Steel Energy Services Ltd. ("Steel Energy Services"), a wholly-owned subsidiary of the Company, entered into a credit agreement, as amended (the “Amended Credit Agreement”), that provides for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan and up to $10.0 million in revolving loans. A pre-existing credit agreement at Sun Well (the “Sun Well Credit Agreement”) that had been fully repaid was terminated upon the initial closing of the Amended Credit Agreement.
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

Results of Operations

Revenues increased significantly in 2014 primarily as a result of a full year of operations from the businesses acquired during 2013, particularly the business acquired by Black Hawk Ltd. and UK Elite. The Company incurred an operating loss in 2014 as a result of a goodwill impairment charge. Operating income before goodwill impairments increased significantly in 2014 primarily from a full year of operations of the business acquired by Black Hawk Ltd. in 2013. This increase in operating income before goodwill impairments was partially offset by additional costs incurred for Corporate activities and the full year of operations of UK Elite that included expected seasonal losses not incurred in the prior year.

Recent developments in the oil services industry will have a significant adverse effect on the results of operations of the Company's Energy segment in 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in our customers, the oil and gas exploration and production companies (the "E&P Companies"), cutting back on their planned capital expenditure budgets for 2015, which will result in significantly reduced drilling activity. In addition, the E&P Companies are seeking price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Customers had little impact on the Energy segment's operations in 2014, but have had an adverse effect on its operations beginning in the early part of 2015. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. The Company has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting drilling rig count in the basins in which it operates, and the Company's ability to return to the pricing and service levels of the past as oil prices increase. Although the impact on the Energy segment's results of operations in 2015 is very uncertain, the drilling rig count in North America has declined 35% in the early part of 2015 from its high mark in 2014, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined in the low-to-mid double-digit teens levels in the early part of 2015. As a result, the Company expects the Energy segment to experience a significant decline in operating income in 2015 as compared to the 2014 results. As a result of the adverse effects the decline in energy prices had on the oil services industry and the projected results of operations of the Company's Energy segment, the Company recognized a goodwill impairment charge of $36.7 million in the fourth quarter of 2014. At December 31, 2014, the remaining goodwill associated with the energy business was $28.7 million, which is at risk of impairment if the fair values of the Company's reporting units in the Energy segment decline further in value.

Year ended December 31, 2014, compared with 2013

Net revenues for the year ended December 31, 2014, increased by $90.1 million as compared to 2013. Net revenues from the Company's Energy segment increased by $82.0 million primarily as a result of an increase of $75.5 million from Black Hawk Ltd., which business was acquired in December 2013, and an increase in revenues of $6.5 million in the Energy segment's other operations due primarily to an increase in rig utilization for its snubbing services and an increase in revenues from its flow back services related to new equipment purchased in 2014. Net revenues in the Company's Sports segment increased by $8.1 million primarily as a result of an increase in revenues of $6.8 million from UK Elite, which was acquired in June 2013, and an increase in revenues of $1.1 million from Baseball Heaven.

Gross profit for the year ended December 31, 2014, increased by $24.5 million as compared to 2013, and as a percentage of revenue declined slightly to 28.2% from 28.9%. Gross profit in the Energy segment increased by $21.1 million, and as a percentage of revenue declined slightly to 26.5% in 2014 from 27.0% in 2013. Gross profit in the Energy segment increased as a result of an increase of $22.4 million from Black Hawk Ltd., partially offset by a decrease in gross profit of $1.2 million in the Energy segment's other operations. Gross profit in the Sports segment in 2014 increased by $3.4 million primarily as a result of an increase in gross profit of $2.7 million from UK Elite and an increase in gross profit of $0.6 million from Baseball Heaven.

SG&A expenses in 2014 increased by $13.0 million as compared to 2013. SG&A expenses in the Energy segment increased by $3.1 million as a result of an increase of $3.0 million in costs incurred at Black Hawk Ltd. in 2014. SG&A expenses in the Sports segment increased by $3.8 million primarily as a result of costs incurred at UK Elite, including costs associated with operating the businesses acquired in the current period. SG&A expenses in corporate and other business activities increased by $6.1 million primarily as a result of increased costs incurred for services provided by affiliates of the Company and an increase in stock-based compensation expense in the 2014 period.

The Company incurred an operating loss of $23.4 million in 2014 as compared to operating income of $2.6 million in 2013 primarily as a result of the goodwill impairment of $36.7 million relating to the Energy segment. Operating income before goodwill impairments was $13.3 million in 2014 as compared to $2.6 million in 2013 . Operating income before goodwill impairments in the Energy segment increased by $17.5 million primarily as a result of an increase of $16.8 million from Black Hawk Ltd. The operating loss in the Sports segment increased by $0.8 million primarily due to the expected seasonal losses incurred in the first half of the current year at UK Elite with no corresponding losses in the prior year. The operating loss from Corporate and other business activities increased by $6.1 million from increased costs incurred for services provided by affiliates of the Company and an increase in stock-based compensation expense in 2014 .

Amortization of intangibles in 2014 increased by $0.9 million as compared to 2013 as a result of amortization expense on the intangible assets recognized in connection with the businesses acquired by Black Hawk Ltd. and UK Elite, partially offset by a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

The Company recognized an impairment charge of $36.7 million in the fourth quarter of 2014 related to the goodwill associated with its Energy segment. The impairment resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected results of operations of the Energy segment.

Interest expense of $3.2 million in 2014 increased by $1.5 million as compared to 2013 primarily as a result of the borrowings under the Amended Credit Agreement being outstanding for the full year in 2014.

Other income of $7.1 million in 2014 primarily represented investment income of $6.6 million and realized gains on the sale of marketable securities of $3.8 million, partially offset by a loss of $1.8 million recognized on financial instrument obligations, a loss of $0.6 million recognized upon initially accounting for an investment under the equity method of accounting at fair value, and a foreign exchange loss of $1.1 million.

The Company recognized a benefit for income taxes of $1.3 million for the year ended December 31, 2014. The provision recognized for Federal and state income taxes of $0.1 million and $0.3 million, respectively, was offset by a benefit recognized for foreign taxes of $1.7 million primarily resulting from a refund received upon the completion of tax authority audits pertaining prior periods.

The results of operations for the year ended December 31, 2014, included income from discontinued operations of $0.5 million primarily related to an adjustment to the outstanding obligations of Ruckus.

Year ended December 31, 2013, compared with 2012

Net revenues for the year ended December 31, 2013, increased by $19.9 million as compared to 2012. Net revenues from the Company's Energy segment increased by $12.4 million as a result of the acquisition of Sun Well in May 2012 being included for the entire 2013 period and the acquisition of Black Hawk Ltd. in December 2013 being included in the 2013 period. Such increases were partially offset by a decrease in revenues at operations in the Energy segment operated in both periods as a result of increased competition in the marketplace and a slight decline in rig utilization resulting from unfavorable weather conditions. Net revenues from the Company's Sports segment increased by $7.5 million primarily as a result of the acquisition of UK Elite in June 2013 and the acquisition of the Crossfit® entities in November 2012 being included for the entire 2013 period.

Gross profit for the year ended December 31, 2013, increased by $0.6 million as compared to 2012, and as a percentage of revenue declined to 28.9% from 34.0%. Gross profit in the Energy segment decreased by $2.4 million and as a percentage of revenue declined to 27.0% in 2013 from 32.9% in 2012. The decline in 2013 was due primarily to increased competition in the marketplace, a slight decline in rig utilization as a result of unfavorable weather conditions, increased rig staffing costs, fewer rigs operating around the clock that resulted in higher costs for generating comparable revenues, a decline in higher-margin services in 2013 resulting from a change in the overall mix of services provided, increased workers compensation insurance costs, and settlement of a customer claim. Such decline in the Energy segment was partially offset by the gross profit generated by Black Hawk Ltd. in 2013 subsequent to the acquisition. Gross profit in the Sports segment increased by $3.0 million primarily as a result of the acquisition of UK Elite in June 2013 and the acquisition of the Crossfit® entities in November 2012 being included for the entire 2013 period.

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

Interest expense of $1.7 million in 2013 increased by $1.3 million as compared to 2012 primarily associated with the borrowings under the Amended Credit Agreement.

Other income of $7.1 million in 2013 primarily represented investment income of $4.8 million and realized gains on the sale of marketable securities of $2.6 million, partially offset by a loss on extinguishment of debt of $0.5 million from the write off of unamortized deferred financing costs upon terminating the Sun Well Credit Agreement.

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

Liquidity and Capital Resources

The Amended Credit Agreement entered into in July 2013 and amended in December 2013 provides for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Steel Energy Services borrowed $70.0 million under the Term Loan in July 2013, the proceeds of which were combined with $10.0 million in intercompany loans from Sun Well and Rogue and used to pay the Company a dividend of $80.0 million. Steel Energy Services borrowed an additional $25.0 million under the Term Loan in December 2013, the proceeds of which were combined with cash provided by the Company and Steel Energy Services and used to fund the acquisition of the business and assets of Black Hawk Inc. At December 31, 2014, the Company had $10.0 million of borrowing capacity under the Revolving Loans, all of which was available as no Revolving Loans were outstanding. As of December 31, 2014, the Company had $79.3 million outstanding under the Term Loan.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Services and its wholly-owned subsidiaries Sun Well, Rogue, and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd.

The Amended Credit Agreement runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, the Company is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans.

The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Company was in compliance with all financial covenants as of December 31, 2014.
The Amended Credit Agreement also contains standard representations, warranties, and non-financial covenants. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy Services owning less than 100% of the equity of Sun Well or Rogue or Steel Partners Holdings L.P. (“SPLP”) owning, directly or indirectly, less than 35% of Steel Energy Services or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at December 31, 2014, totaled $51.9 million and $138.5 million, respectively. Working capital in 2014 decreased by $55.0 million due primarily to a decrease of $27.6 million from a reclassification of current available-for-sale securities to non-current equity method investments during the year, the repayment of $13.2 million in long-term debt, repurchases of the Company's common stock of $10.4 million, and payments of $10.1 million to shareholders in connection with the Reverse Split.

Cash flows from operating activities of continuing operations increased by $16.1 million in 2014 as compared to 2013 due primarily to an increase in cash generated from net income.

During 2014, the Company used $31.3 million of cash for investing activities. The Company made purchases of marketable securities, net of proceeds from sales and restricted cash, of $12.3 million, invested $15.9 million in property and equipment, and made other investments of $3.0 million.

During 2014, the Company used $34.3 million of cash for financing activities. The Company paid an aggregate of $20.4 million to acquire treasury shares and repurchase common stock in connection with the Reverse Split and made debt repayments on the Amended Credit Agreement of $13.2 million.

At December 31, 2014, the Company had $190.4 million in cash and marketable securities, exclusive of $21.3 million of restricted cash related to short sale transactions on certain financial instruments for which the Company has an obligation to deliver or purchase securities at a later date.

Available-for-sale securities at December 31, 2014, included short-term deposits, corporate debt and equity instruments, and mutual funds, and were recorded on the consolidated balance sheet at fair market value, with any related unrealized gain or loss reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

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

Contractual Obligations
Our contractual obligations at December 31, 2014, were as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt	$79,285	$13,214	$26,428	$39,643	$—
Interest on long-term debt (1)	6,576	2,416	3,543	617	—
Operating lease obligations	4,182	1,092	1,707	601	782
Capital lease obligations	615	437	178	—	—
Deferred compensation	3,709	220	3,489	—	—
Total	$94,367	$17,379	$35,345	$40,861	$782
(1) Interest on variable-rate long-term debt is an estimate based on current interest rates. Interest excludes commitment fees and non-cash amortization of deferred financing costs, which are included as components of interest expense in the consolidated statements of operations.

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
Allowance for Doubtful Accounts:  We assess the carrying value of our accounts receivable based on management's assessment of the collectibility of specific client accounts, which includes consideration of the creditworthiness and financial condition of those specific clients.  We also assess the carrying value of accounts receivable balances based on other factors, including historical experience with bad debts, client concentrations, the general economic environment, and the aging of such receivables.  We record an allowance for doubtful accounts to reduce the accounts receivable balance to the amount that is reasonably believed to be collectible.  Based on our estimates there was no allowance for doubtful accounts at December 31, 2014 and 2013.  A change in our assumptions, including the creditworthiness of clients and the default rate on receivables, would result in us recovering an amount of our accounts receivable that differs from the current carrying value.  Such difference, either positive or negative, would be reflected as a component of SG&A expense in future periods.
Marketable Securities: Our marketable securities are classified as available-for-sale securities. Accordingly marketable securities are reported at fair value with unrealized gains and losses recognized in stockholders' equity as "other comprehensive income (loss)". Declines in the fair value of securities below their amortized cost basis are evaluated to determine if the decline in value is other than temporary, with other-than-temporary declines recognized as an impairment charge. This determination requires a high degree of judgment and is based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, our intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value, and other factors specific to the individual security. A change in any one of the aforementioned factors could result in other-than-temporary impairment charges in future periods, which could have an adverse effect on our results of operations.
Fair Value Measurements: Certain of our assets and liabilities, primarily cash, marketable securities, certain equity-method investments, and financial instrument obligations are reported at their estimated fair value. We estimate the fair value of such assets and liabilities based on quoted market prices (Level 1), quoted prices of similar instruments with an active market (Level 2), or prices obtained from funds statements or from third-party pricing services (Level 3). Securities valued as Level 2 and Level 3 securities consist primarily of marketable securities that are classified as “available for sale” securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". A change in our assumptions, including obtaining quoted market prices for specific securities valued as a Level 2 or Level 3 securities or obtaining quoted prices of similar securities with an active market for securities valued as a Level 3 security, would result in a fair value of such securities that differs from the previously estimated fair value. Such difference, either positive or negative, would be reflected as an increase or decrease in the carrying value of such securities.
Valuation of Long-Lived Assets:  We review the carrying value of our property and equipment and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability is assessed by comparing the carrying value of the assets to the future undiscounted cash flows the assets are expected to generate.  If it is determined that the carrying amount is not recoverable, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair market value. In 2014, the adverse effect on the Energy business of declining oil prices resulted in the need for the Company to assess the recoverability of certain of its finite-lived intangible assets and property and equipment. The undiscounted cash flows expected to be generated by such assets exceeded their carrying value, and therefore the Company has not recognized any impairment charges on its long-lived assets. A change in the Company’s business climate in future periods, including an inability to effectively integrate new businesses in which significant investments have been made or a general downturn in one of the Company’s businesses could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.
Valuation of Goodwill:  We assess the carrying value of goodwill by comparing the carrying value of underlying businesses to their fair values.  We are required to test its goodwill for impairment at least annually, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred.  The Company performs its annual impairment test during the fourth quarter of each year.  We estimated the fair value of our Energy business based on valuations, which relied on certain assumptions we made including projections of future revenues based on assumed long-term growth rates, estimated costs, and the appropriate discount rates. The estimates we used for long-term revenue growth and future costs are based on historical data, various internal estimates, and a variety of external sources, and were developed as part our long-range assessment of our Energy business given the recent developments in the oil services industry. Based on the use of these assumptions in estimating the fair value of the Energy business, we incurred a goodwill impairment charge of $36.7 million in the fourth quarter of 2014. After the impairment charge, the carrying value of the goodwill in the Energy business was $28.7 million at December 31, 2014. A change in our assumptions, including lower long-term growth rates, higher operating costs, or higher discount rates could cause a change in the estimated fair value of the Energy business, and therefore could result in an additional impairment of goodwill, which would have an adverse effect on our results of operations.
Stock-Based Compensation: The amount of stock-based compensation expense to be recognized on stock options and restricted stock granted to employees and non-employee directors is based on their fair value on the grant date. We determine the fair value of restricted stock awards based on the market price of the Company's common stock on the date of grant; we determine the fair value of stock option awards using the Black-Scholes pricing model. We must make certain assumptions in determining the fair value of the stock option awards, including the volatility of our common stock, the future dividend yield on our common stock, and the term over which equity awards will remain outstanding. In addition, we must make certain assumptions regarding the rate at which options will be forfeited to estimate the service period that will be completed by the holders of stock options. Any deviation in the actual volatility of our common stock, the actual dividend yield, and the actual early exercise behavior of holders of stock options from that assumed in estimating the fair value of the awards will not result in a change in the amount of compensation expense recognized, but will result in the actual value realized by the holder of the award to be different from the amount of compensation expense recognized. Any deviation in the actual forfeitures of non-vested stock options during the service period from that assumed will result in a change to the amount of compensation expense recognized, either as additional compensation expense or a reversal of previously recognized compensation expense in the period of change.
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
We assess the recoverability of our deferred tax assets based on our historical taxable income and estimates of future taxable income. In estimating its future taxable income, we have to make various assumptions about our future operating performance, including assumptions regarding the energy industry. We believe that it was more likely than not that the benefit associated with the deferred tax assets will not be fully realized in future periods. Accordingly, a valuation allowance in the amount of $78.0 million and $69.8 million at December 31, 2014 and 2013, respectively, was established to reserve against the carrying value of certain of our deferred tax assets. A change in the assumptions, including better or worse operating performance than projected, could result in a change in the amount of deferred tax assets that will be recovered, and therefore could result in a reduction or increase to the valuation allowance established at December 31, 2014. Such an adjustment would be reflected as a component of the provision for income taxes in the period of the adjustment
Contingent Liabilities: We are subject to subject to litigation or claims that arise in the normal course of business. We are also subject to multiple federal, state, and local laws and regulations pertaining to worker safety, the handling of hazardous materials, transportation standards, and the environment. We assessed our potential exposure to legal and environmental claims based on the facts and circumstances and our knowledge of any potential exposure. Based on such assessments we have not recognized a contingent liability for environmental or legal claims. A change in assumptions could result in us being deemed liable for certain such matters, which would be result in additional expense and an increased liability.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a core principle, achieved through a five-step process, that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those years. Upon adoption, ASU No. 2014-09 can be applied either retrospectively to each reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. Early application is not permitted. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU No. 2014-09 and has not yet determined the implementation method to be used.
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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), as part of its initiative to reduce complexity in accounting standards. ASU No. 2015-01 eliminates from generally accepted accounting principles the concept of extraordinary items. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with earlier adoption permitted. A reporting entity may apply the provisions of ASU No. 2015-01 prospectively or retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of ASU No. 2015-01 to have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to interest rate risk in connection with our borrowings under a credit facility that aggregated $79.3 million at December 31, 2014. Interest rates on funds borrowed under the credit facility vary based on changes to the prime rate, LIBOR, or the Federal funds rate. A change in interest rates of 1.0% would result in an annual change in income before taxes of $0.8 million based on the outstanding balance under the credit facility at December 31, 2014.
We are also exposed to interest rate risk related to certain of our investments in marketable securities. At December 31, 2014, our marketable securities aggregated $138.5 million, of which $29.6 million represented corporate obligations that pay a fixed rate of interest and are reported at fair value. A change in interest rates would result in a change in the value of such securities in future periods. Although a change in interest rates in future periods will not affect the amount of interest income earned on the specific securities held at December 31, 2014, a change in interest rates of 1.0% would result in an annual change in income before taxes of $0.3 million in future periods if comparable amounts were invested in similar securities.
Equity Price Risk
We are exposed to equity price risk related to certain of our investments in marketable securities. At December 31, 2014, our marketable securities aggregated $138.5 million, of which $108.8 million represented mutual funds and corporate equities that are reported at fair value, and our investments in equity-method investees accounted for using the fair value option aggregated $24.4 million. In addition, our financial instrument obligations aggregated $21.3 million at December 31, 2014. A change in the equity price of the marketable securities or equity method investments or in the equity price of the securities underlying the financial instrument obligations would result in a change in value of such securities and obligations in future periods.
Foreign Currency Exchange Risk

We hold certain investments denominated in a currency other than the United States dollar. We also hold assets and have legacy obligations in foreign countries even though we no longer have any operations outside of the United States. Changes in foreign currency exchange rates can have an impact on our results of operations since we translate foreign currencies into United States dollars for financial reporting purposes. Changes in foreign currency exchange rates would also result in changes in the value received or paid in United States dollars for the assets and obligations denominated in a foreign currency.
Item 8. Financial Statements and Supplementary Data

See financial statements beginning on page F-1 of this Form 10-K
.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company's management, including our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2014, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
BDO USA LLP, the independent registered public accounting firm, who audited the Company's 2014 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included herein.
Changes in Internal Control over Financial Reporting
No change in internal control over financial reporting occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to directors, executive officers, and corporate governance required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2015.

Item 11. Executive Compensation

The information with respect to executive compensation required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions and director independence required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2015.

Item 14. Principal Accounting Fees and Services

The information with respect to principal accounting fees and services required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2015.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are the documents filed as part of this report.

1.Financial Statements and Reports of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the years December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements

2.Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012

3.	Exhibits:

See Exhibit Index beginning on page G-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steel Excel Inc.

By:	/s/ Jack L. Howard
Jack L. Howard
Vice Chairman
Date:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

By:	/s/ Jack L. Howard	Vice Chairman
	Jack L. Howard	(Principal executive officer)
Date:	March 16, 2015

By:	/s/ James F. McCabe, Jr.	Chief Financial Officer
	James F. McCabe, Jr.	(Principal financial officer)
Date:	March 16, 2015

By:	/s/ Warren G. Lichtenstein	Chairman of the Board
Warren G. Lichtenstein
Date:	March 16, 2015

By:	/s/ John J. Quicke	Director
John J. Quicke
Date:	March 16, 2015

By:	/s/ John Mutch	Director
John Mutch
Date:	March 16, 2015

By:	/s/ Gary Ullman	Director
Gary Ullman
Date:	March 16, 2015

By:	/s/ Robert Valentine	Director
Robert Valentine
Date:	March 16, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Steel Excel Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of Steel Excel Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Excel Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Excel Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 16, 2015

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Steel Excel Inc.
White Plains, New York

We have audited Steel Excel Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Excel Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Steel Excel Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Excel Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 16, 2015

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per-share data)

Net revenues	$210,148	$120,028	$100,104

Cost of revenues	150,979	85,385	66,064

Gross profit	59,169	34,643	34,040

Operating expenses:
Selling, general and administrative expenses	36,324	23,372	20,397
Amortization of intangibles	9,582	8,709	7,634
Impairment of goodwill	36,666	—	192
Total operating expenses	82,572	32,081	28,223

Operating income (loss)	(23,403)	2,562	5,817

Interest expense	(3,177)	(1,725)	(417)
Other income, net	7,058	7,074	1,067

Income (loss) from continuing operations before income taxes and equity method loss	(19,522)	7,911	6,467

Benefit from income taxes	1,323	9,342	15,712
Loss from equity method investees, net of tax	(6,070)	(862)	—

Net income (loss) from continuing operations	(24,269)	16,391	22,179

Income (loss) from discontinued operations, net of taxes	506	(5,540)	(1,935)

Net income (loss)	(23,763)	10,851	20,244

Net loss (income) attributable to non-controlling interests in consolidated entities
Continuing operations	235	156	22
Discontinued operations	(279)	3,188	427

Net income (loss) attributable to Steel Excel Inc.	$(23,807)	$14,195	$20,693

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(2.06)	$1.31	$1.83
Income (loss) from discontinued operations, net of taxes	$0.02	$(0.19)	$(0.12)
Net income (loss)	$(2.04)	$1.13	$1.71

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(2.06)	$1.31	$1.83
Income (loss) from discontinued operations, net of taxes	$0.02	$(0.19)	$(0.12)
Net income (loss)	$(2.04)	$1.13	$1.71

Shares used in computing income (loss) per share:
Basic	11,678	12,584	12,110
Diluted	11,678	12,602	12,133

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss)	$(23,763)	$10,851	$20,244
Other comprehensive income (loss):
Foreign currency translation adjustment	20	(63)	(100)
Reclassification to realized gains	—	(361)	—
Net foreign currency translation adjustment (A)	20	(424)	(100)

Marketable securities:
Gross unrealized gains (losses) on marketable securities, net of tax (B)	(20,043)	7,636	506
Reclassification to realized gains, net of tax (C)	(5,223)	(1,642)	(203)
Net unrealized gain (loss) on marketable securities, net of taxes	(25,266)	5,994	303

Comprehensive income (loss)	(49,009)	16,421	20,447
Comprehensive loss (income) attributable to non-controlling interest	(44)	3,344	449

Comprehensive income (loss) attributable to Steel Excel Inc.	$(49,053)	$19,765	$20,896

(A) No tax effect on cumulative translation adjustments
(B) Tax provision on gross unrealized gains (losses)	$—	$(4,490)	$(196)
(C) Tax benefit on reclassifications to realized gains (losses)	$—	$966	$79

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in thousands. except per-share data)
Assets
Current assets:
Cash and cash equivalents	$51,910	$73,602
Restricted cash	21,311	—
Marketable securities	138,457	178,485
Accounts receivable, net of allowance for doubtful accounts of $0	28,016	25,355
Prepaid expenses and other current assets	4,228	5,870
Deferred income taxes	1,696	—
Current assets of discontinued operations	—	31
Total current assets	245,618	283,343
Property and equipment, net	107,187	105,890
Goodwill	30,864	67,530
Intangible assets, net	35,782	44,438
Other investments	28,525	25,844
Investments in equity method investees ($24,355 at fair value in 2014)	30,060	8,339
Deferred income taxes	80	1,556
Other long-term assets	1,238	1,754
Total assets	$479,354	$538,694

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$3,936	$4,754
Accrued expenses and other liabilities	8,916	7,763
Financial instrument obligations	21,311	—
Current portion of long-term debt	13,214	13,214
Current portion of capital lease obligations	412	412
Convertible senior subordinated notes	—	346
Deferred income taxes	85	3,612
Current liabilities of discontinued operations	450	987
Total current liabilities	48,324	31,088
Capital lease obligations, net of current portion	177	572
Long-term debt, net of current portion	66,071	79,286
Deferred income taxes	3,549	—
Other long-term liabilities	3,715	3,813
Total liabilities	121,836	114,759

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 40,000 shares authorized; 14,220 and 14,508 shares issued in 2014 and 2013, respectively; 11,406 and 12,005 shares outstanding in 2014 and 2013, respectively)	14	14
Additional paid-in capital	267,444	274,826
Accumulated other comprehensive income (loss)	(18,730)	6,516
Retained earnings	190,160	213,967
Treasury stock, at cost (2014 - 2,814 shares; 2013 - 2,503 shares)	(81,355)	(71,001)
Total Steel Excel Inc. stockholders' equity	357,533	424,322
Non-controlling interest	(15)	(387)
Total stockholders' equity	357,518	423,935

Total liabilities and stockholders' equity	$479,354	$538,694
 See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Steel Excel Inc. Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest
	Shares	Amount	Shares	Amount					Total

Balance, January 1, 2012	12,239	$12	(1,347)	$(38,841)	$210,476	$743	$179,079	$428	$351,897
Net income attributable to Steel Excel Inc.	—	—	—	—	—	—	20,693	—	20,693
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(449)	(449)
Non-controlling interest of acquired entities	—	—	—	—	—	—	—	157	157
Other comprehensive income	—	—	—	—	—	203	—	—	203
Net issuance of restricted shares	99	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,487	—	—	—	1,487
Issuance of common stock for acquisition	2,027	2	—	—	60,823	—	—	—	60,825
Repurchases of common stock	—	—	(111)	(2,776)	—	—	—	—	(2,776)
Reversal of non-controlling interest upon disposition	—	—	—	—	—	—	—	(75)	(75)
Balance, December 31, 2012	14,365	14	(1,458)	(41,617)	272,786	946	199,772	61	431,962
Net income attributable to Steel Excel Inc.	—	—	—	—	—	—	14,195	—	14,195
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(3,344)	(3,344)
Other comprehensive income	—	—	—	—	—	5,570	—	—	5,570
Net issuance of restricted shares	143	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,040	—	—	—	2,040
Repurchases of common stock	—	—	(1,045)	(29,384)	—	—	—	—	(29,384)
Non-controlling interest of acquired entities	—	—	—	—	—	—	—	2,896	2,896
Balance, December 31, 2013	14,508	$14	(2,503)	$(71,001)	$274,826	$6,516	$213,967	$(387)	$423,935
Net loss attributable to Steel Excel Inc.	—	—	—	—	—	—	(23,807)	—	(23,807)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	44	44
Other comprehensive loss	—	—	—	—	—	(25,246)	—	—	(25,246)
Net issuance of restricted shares	9	1	—	—	(120)				(119)
Stock-based compensation	—	—	—	—	2,807	—	—	—	2,807
Reverse/forward stock split	(297)	(1)	—	—	(10,069)	—	—	—	(10,070)
Repurchases of common stock			(311)	(10,354)	—	—	—	—	(10,354)
Contribution from non-controlling interest	—	—	—	—	—	—	—	328	328
Balance, December 31, 2014	14,220	$14	(2,814)	$(81,355)	$267,444	$(18,730)	$190,160	$(15)	$357,518

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(23,763)	$10,851	$20,244
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	(506)	5,540	1,935
Stock-based compensation expense	2,807	2,040	1,487
Depreciation and amortization	24,156	19,185	15,303
Impairment of goodwill	36,666	—	192
Adjustment of deferred income taxes	(198)	(1,536)	(15,105)
Gain on sales of marketable securities	(3,765)	(2,608)	(282)
Reversal of tax reserves	(45)	(7,236)	—
Loss on equity-method investees	6,070	862	—
Loss on financial instrument obligations	1,820	—	—
Other	1,684	935	2,244
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,488)	2,653	(5,469)
Assets held for sale	—	—	—
Prepaid expenses and other assets	1,782	(833)	(1,102)
Accounts payable and other liabilities	(305)	(2,044)	(195)
Net cash used in operating activities of discontinued operations	—	(2,116)	(847)
Net cash provided by operating activities	43,915	25,693	18,405

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	(517)	(61,888)	(52,567)
Purchases of property and equipment	(15,939)	(8,932)	(11,818)
Proceeds from sale of property and equipment	632	552	—
Other investments	(3,000)	(25,000)	—
Investments in equity method investees	(144)	(9,202)	—
Purchases of marketable securities	(111,648)	(189,268)	(523,443)
Sales of marketable securities	116,314	75,825	574,074
Maturities of marketable securities	4,302	145,994	64,253
Proceeds from issuance of financial instrument obligations	385	—	—
Repayments of financial instrument obligations	(381)	—	—
Reclassification of restricted cash	(21,311)	—	—
Net cash provided by investing activities of discontinued operations	—	—	75
Net cash provided by (used in) investing activities	(31,307)	(71,919)	50,574

Cash Flows From Financing Activities:
Repurchases of common stock - treasury shares	(10,354)	(29,384)	(2,776)
Repurchases of common stock - reverse/forward stock split	(10,070)	—	—
Proceeds from issuance of long-term debt	—	95,000	—
Payments for debt issuance costs	—	(1,368)
Repayments of long-term debt	(13,215)	(15,500)	(3,000)
Other financing activities	(681)	(413)	(230)
Net cash provided by (used in) financing activities	(34,320)	48,335	(6,006)

Net increase (decrease) in cash and cash equivalents	(21,712)	2,109	62,973
Effect of foreign currency translation on cash and cash equivalents	20	(63)	96
Cash and cash equivalents at beginning of period	73,602	71,556	8,487

Cash and cash equivalents at end of period	$51,910	$73,602	$71,556
See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. Through its wholly-owned subsidiary Steel Energy Services Ltd. ("Steel Energy Services"), the Company’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., the Company’s Sports business provides event-based sports services and other health-related services. The Company also makes significant non-controlling investments in entities in industries related to its reporting segments as well as entities in other unrelated industries. The Company continues to identify business acquisition opportunities in both the Energy and Sports industries as well as in other unrelated industries. The Company began its Sports and Energy businesses in June 2011 and December 2011, respectively. Prior to that the Company provided enterprise-class external storage products and software to original equipment manufacturers (the "Predecessor Business"). Steel Partners Holdings L.P. (“Steel Partners”), an affiliate, beneficially owned approximately 58.0% of the Company’s outstanding common stock as of December 31, 2014.

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
The Company shut down the operations of The Show, LLC (“The Show”), a provider of baseball uniforms to Little League and softball players and coaches, and Ruckus Sports LLC (“Ruckus”), a provider of obstacle course and mass-participation events, in July 2012 and November 2013, respectively. Both The Show and Ruckus were part of the Company’s Sports business. The consolidated financial statements reflect The Show, Ruckus, and any residual activity of the Predecessor Business as discontinued operations in all periods (see Note 4).

The Company's effected a 1-for-500 reverse stock split (the "Reverse Split") in June 2014, immediately followed by a 500-for-1 forward stock split (the "Forward Split", and together with the Reverse Split, the "Reverse/Forward Split"), of its common stock. The consolidated financial statements reflect the effects of the Reverse/Forward Split (see Note 21).

Certain other prior period amounts have been reclassified to conform to the 2014 presentation.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

Marketable Securities: Marketable securities are classified as available-for-sale and consist of short-term deposits, corporate debt and equity instruments, and mutual funds. Marketable securities are reported at fair value, with unrealized gains and losses recognized in stockholders’ equity as “other comprehensive income (loss)”. Declines in fair value that are determined to be other than temporary are recognized as an impairment charge. Realized gains or losses on marketable securities are determined based on specific identification of the securities sold and are recognized as “other income (loss)” at the time of sale. The Company classifies its marketable securities as current assets based on the nature of the securities and their availability for use in current operations.

Allowance for Doubtful Accounts: The Company recognizes bad debt expense on trade receivables through an allowance account using estimates based on past experience, and writes off trade receivables against the allowance account when the Company believes it has exhausted all available means of collection. There was no allowance for doubtful accounts recognized as of December 31, 2014 and 2013.

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

Property and Equipment, Net: Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from four years for certain vehicles and equipment to thirty-nine years for buildings. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the leases.

Long-Lived Assets: The Company evaluates the recoverability of its finite-lived intangible assets and its property and equipment by comparing their carrying values to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred. If the carrying values of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying values exceeds their fair values.

Goodwill: Goodwill is tested for impairment on an annual basis, or more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Company performs its annual impairment test in the fourth quarter of each year. The goodwill impairment test involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. No potential impairment exists if the carrying value of the reporting unit is less than its fair value. If the carrying value of the reporting unit exceeds its fair value, then the second step is necessary to measure the impairment. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value in excess of the implied fair value is recognized as an impairment. In 2014, the Company incurred a goodwill impairment charge of $36.7 million (see Note 8).

Other Investments: Investments that do not have a readily determinable market value and in which the Company does not have a controlling financial interest are accounted for as cost-method investments or, if they Company has the ability to exert significant influence, as equity-method investments. The carrying values of equity-method investments are adjusted for either the Company’s proportionate share of the investee’s earnings, which may be reported on a lag of up to three months, or the change in fair value of the investee. Both cost-method investments and equity-method investments are monitored for indications of impairment.

Financial Instrument Obligations: The Company recognizes a liability for short sale transactions on certain financial instruments in which the Company receives proceeds from the sale of such financial instruments and incurs obligations to deliver or purchase securities at a later date. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the financial instruments, are recognized currently as gains or losses, with a comparable reclassification made between the amounts of the Company's unrestricted and restricted cash.

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

Stock-based Compensation: The Company recognizes compensation expense for stock options and restricted stock granted to employees and non-employee directors over the requisite service period based on the estimated fair value on the grant date. The fair value of restricted stock awards is the market price of the Company's common stock on the date of grant. The fair value of option awards is estimated using the Black-Scholes pricing model.

Advertising expenses:  Advertising costs are expensed in the period in which the advertising appears in print or is broadcast.  The Company's advertising expense for the years ended December 31, 2014, 2013, and 2012, was $0.2 million, $0.1 million, and $0.1 million, respectively.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. The Company’s clients in its Energy business are concentrated in the oil and gas industry, and are concentrated in North Dakota and Montana in the Bakken basin. The Company’s five largest customers in the Energy business provided approximately 61.2% and 51.3% of consolidated revenues for the years ended December 31, 2014 and 2013, respectively. In addition, amounts due from these clients represented 65.5% and 42.3% of trade accounts receivable at December 31, 2014 and 2013, respectively. A significant reduction in business from a significant customer or their failure to pay outstanding trade accounts receivable could have a material adverse effect on the Company’s results of operations and financial condition.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a core principle, achieved through a five-step process, that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those years. Upon adoption, ASU No. 2014-09 can be applied either retrospectively to each reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. Early application is not permitted. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU No. 2014-09 and has not yet determined the implementation method to be used.
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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), as part of its initiative to reduce complexity in accounting standards. ASU No. 2015-01 eliminates from generally accepted accounting principles the concept of extraordinary items. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with earlier adoption permitted. A reporting entity may apply the provisions of ASU No. 2015-01 prospectively or retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of ASU No. 2015-01 to have a material effect on its consolidated financial statements.

3.	Acquisitions

Energy Business

On December 16, 2013, Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk Inc.”), a provider of drilling and production services to the oil and gas industry, for approximately $59.6 million in cash. The acquisition was funded with approximately $34.6 million from the Company's cash reserves and $25.0 million in proceeds from additional borrowings under an existing credit facility (see Note 9). The Company acquired the business of Black Hawk Inc. to further solidify its presence in North Dakota in the Bakken basin and to expand its business into other regions, including Texas and New Mexico.

The estimated fair value of the assets and liabilities acquired in connection with the Black Hawk transaction was as follows:

Amount
(in thousands)
Accounts receivable	$10,114
Prepaid expenses and other current assets	319
Property and equipment	30,088
Intangible assets	12,210
Accounts payable	(1,584)
Accrued expenses	(2,160)
Total net identifiable assets	48,987
Goodwill	10,576
Net assets acquired	$59,563

The goodwill recognized, which is fully deductible for tax purposes, arose from the growth potential the Company anticipates along with expected synergies within the Company’s Energy business. The intangible assets acquired represented customer relationships, a trade name, and a non-compete arrangement, all of which are being amortized over a five-year period. The fair value of trade accounts receivable was based on their carrying value at the date of acquisition and was expected to be fully collected. The results of operations of Black Hawk Ltd. have been included in the Company's results of operations since the acquisition date. Revenues and operating income from Black Hawk Ltd. included in the Company’s consolidated financial statements for the year ended December 31, 2013, totaled $2.5 million and $0.8 million respectively.

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

The goodwill recognized was adjusted in 2013 to reflect additional acquisition-date deferred income tax liabilities and non-current deferred compensation obligations aggregating $1.8 million. The goodwill recognized, which is not deductible for tax purposes, arose from the growth potential the Company anticipates along with expected synergies within the Company’s Energy business. The intangible assets acquired represented customer relationships and a trade name, which are being amortized over ten-year and five-year periods, respectively. The fair value of trade accounts receivable was based on their carrying value at the date of acquisition and was expected to be fully collected.

Upon the acquisition of Sun Well, the business of Eagle Well was merged with the business of Sun Well and operated as a single business. The results of operations of Eagle Well and Sun Well have been included in the Company's results of operations since their respective acquisition dates. Revenues and operating income from the combined business of Eagle Well and Sun Well included in the Company’s consolidated financial statements for the year ended December 31, 2012, totaled $70.4 million and $14.6 million, respectively. In the fourth quarter of 2014, the Company recognized a goodwill impairment charge of $30.4 million related to the goodwill from the Sun Well and Eagle Well transactions (see Note 8).

On December 7, 2011, the Company acquired the business and assets of Rogue Pressure Services, LLC (“Rogue”), a provider of drilling and production services to the oil and gas industry. Contingent consideration was recognized at the acquisition date of Rogue and was payable upon attaining certain operational performance levels in the ensuing three years. In 2012, the Company reversed $0.7 million of the contingent consideration liability based on the failure to achieve the operational performance levels in 2012 and projections of future years' performance. In 2013, the Company reversed the remaining $0.5 million of the contingent consideration liability based on the projections for 2013 and 2014. Such amounts were recognized as a reduction of "Selling, general, and administrative expenses" in the respective periods.

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

In 2014, UK Elite acquired the business and assets of three independent providers of soccer clinics and camps for a total purchase price of $1.0 million, or approximately $0.5 million net of cash acquired. In connection with these acquisitions, the Company recognized approximately $0.2 million in current assets, primarily trade receivables, approximately $0.6 million in current liabilities, primarily deferred revenue, and approximately $0.9 million in intangible assets representing customer relationships that are being amortized over a five-year period.

On November 5, 2012, the Company acquired a 50% interest in two Crossfit® facilities in California that provide strength and conditioning services. Through the provisions of the operating agreements the Company has the ability to control the operations of the Crossfit® entities. Accordingly, the Company accounted for its investments as business combinations and consolidates both entities. The Company acquired its interests in the Crossfit® entities for approximately $0.1 million in cash and a commitment to loan one of the Crossfit® entities up to $1.1 million to fund the construction of the facility and the purchase of equipment. In 2014, the Company increased its ownership interest in one of the Crossfit® entities to approximately 86% through the contribution of loans and other advances.

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

On January 31, 2013, the Company acquired a 20% membership interest in Ruckus with an option to acquire an additional 40% membership interest in the next two years. Pursuant to an operating agreement, the Company appointed two directors on a three-member board of directors and therefore had the ability to control the operations of Ruckus. Accordingly, the Company accounted for its acquisition of its 20% membership interest as a business combination and consolidated Ruckus. The total consideration aggregated $1.0 million, and consisted of $0.9 million of cash and the contribution of a loan of $0.1 million. The fair value of the non-controlling interest at the acquisition date was based on the amount paid by the Company for its 20% membership interest and a control premium equal to 50% of the total consideration based on a study of business combinations. The Company acquired its membership interests in Ruckus to expand the health-related and entertainment services of its Sports business. In May 2013 and July 2013 the Company acquired additional membership interests in Ruckus of 10% and 15%, respectively, for cash payments aggregating $1.3 million, thereby increasing the Company's ownership interest to 45%. Such additional investments were recorded as equity transactions since Ruckus was a consolidated at the time of the investments.

In connection with the acquisition of its membership interests in Ruckus, the Company recognized approximately $3.6 million of goodwill and a non-controlling interest of approximately $2.3 million. Ruckus had tangible net liabilities at the date of acquisition that were not material.

In November 2013, the Company shut down the operations of Ruckus after it did not meet operational and financial expectations. The Company recognized a goodwill impairment charge of $3.6 million in connection with the shutdown of the business. Ruckus is reported as a discontinued operation in the Company’s consolidated financial statements and no amounts are included in revenues or income from continuing operations.

On August 15, 2011, the Company acquired a 75% membership interest in The Show, a provider of baseball uniforms to Little League and softball players and coaches, for approximately $1.5 million in cash. In July 2012, the Company shut down the operations of The Show after it did not meet operational and financial expectations. The Company recognized a goodwill impairment charge of $1.8 million in connection with the shutdown of The Show. The Show is reported as a discontinued operation in the Company’s consolidated financial statements and no amounts are included in revenues or income from continuing operations.

The following unaudited pro forma financial information combines the results of operations of the Company with the results of operations of the acquisitions consummated during the year ended December 31, 2013, as if those acquisitions had occurred at the beginning of the year prior to the date of acquisition. No pro forma financial information is provided for the year ended December 31, 2014, for the businesses acquired by UK Elite in 2014 since their results of operations are not material. The pro forma financial information for the year ended December 31, 2013, does not include the results of Ruckus, which is reported as a discontinued operation in the Company's consolidated financial statements. The pro forma financial information is not necessarily indicative of what would have actually occurred had the acquisitions been consummated at the beginning of the year prior to the date of acquisition or results that may occur in the future.

	Year Ended December 31,
	2013	2012
	(in thousands)
Net revenues	$182,591	$164,652
Net income from continuing operations	$27,963	$32,386
Net income	$22,423	$31,399
Net income attributable to Steel Excel Inc.	$25,767	$30,900

4.	Discontinued Operations

The Company shut down the operations of Ruckus and The Show in November 2013 and July 2012, respectively, after they did not meet operational and financial expectations. Both The Show and Ruckus were part of the Company’s Sports business. The operations of Ruckus and The Show are reported as discontinued operations for all periods presented in the consolidated financial statements. The results of operations of Ruckus and The Show and the gain (loss) on the sale or disposal are presented as discontinued operations in the accompanying consolidated financial statements follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues	$—	$1,260	$451

Income (loss) from operations of discontinued operations	$506	$(5,540)	$(1,935)
Gain on disposal of discontinued operations	—	—	—
Income (loss) from discontinued operations	$506	$(5,540)	$(1,935)

Income from operations for the year ended December 31, 2014, consists entirely of income from operations of Ruckus and represents an adjustment to its outstanding obligations. The loss from operations for the year ended December 31, 2013, consists entirely of the loss from operations of Ruckus, and includes a goodwill impairment charge of $3.6 million. The loss from operations for the year ended December 31, 2012, consists entirely of the loss from operations of The Show, and includes a goodwill impairment charge of $1.8 million. There was no tax effect on any of the activity of discontinued operations for the years ended December 31, 2014, 2013, and 2012.

5.	Investments

Marketable Securities

All of the Company's marketable securities at December 31, 2014 and 2013, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". Marketable securities at December 31, 2014, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$42,681	$—	$—	$42,681
Mutual funds	17,030	4,262	(322)	20,970
Corporate securities	103,761	7,821	(23,732)	87,850
Corporate obligations	32,486	592	(3,441)	29,637
Total available-for-sale securities	195,958	12,675	(27,495)	181,138
Amounts classified as cash equivalents	(42,681)	—	—	(42,681)
Amounts classified as marketable securities	$153,277	$12,675	$(27,495)	$138,457

Marketable securities at December 31, 2013, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$60,909	$—	$—	$60,909
Mutual funds	15,722	5,061	—	20,783
United States government securities	50,356	23	—	50,379
Corporate securities	69,806	9,961	(5,208)	74,559
Corporate obligations	31,356	885	(276)	31,965
Commercial paper	1,799	—	—	1,799
Total available-for-sale securities	229,948	15,930	(5,484)	240,394
Amounts classified as cash equivalents	(61,909)	—	—	(61,909)
Amounts classified as marketable securities	$168,039	$15,930	$(5,484)	$178,485

Proceeds from sales of marketable securities were $116.3 million, $75.8 million, and $574.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations, were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross realized gains	$8,065	$6,984	$628
Gross realized losses	(4,300)	(4,376)	(346)
Realized gains, net	$3,765	$2,608	$282

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2014, all of which had unrealized losses for periods of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$39,869	$(23,732)
Corporate obligations	13,530	(3,441)
Mutual funds	$4,873	$(322)
Total	$58,272	$(27,495)

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

Gross unrealized losses primarily related to losses on corporate securities. The Company has evaluated such securities, which primarily consist of investments in equity securities of publicly-traded entities, as of December 31, 2014, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities at December 31, 2014, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities:
Mature in one year or less	$212	$186
Mature after one year through three years	—	—
Mature in more than three years	32,274	29,451
Total debt securities	32,486	29,637
Securities with no contractual maturities	163,472	151,501
Total	$195,958	$181,138

Financial Instrument Obligations

In 2014, the Company entered into short sale transactions on certain financial instruments in which the Company received proceeds from the sale of such financial instruments and incurred obligations to deliver or purchase securities at a later date. Upon initially entering into such short sale transactions the Company recognizes a liability equal to the fair value of the obligation, with a comparable amount of the Company's cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the financial instruments, are recognized currently as gains or losses, with a comparable reclassification made between the amounts of the Company's unrestricted and restricted cash. The Company's obligations for such transactions are reported as "Financial instrument obligations" with a comparable amount reported as "Restricted cash" in the Company's consolidated balance sheet. As of December 31, 2014, the Company's financial instrument obligations consisted of the following:

	Initial Obligation	Estimated Fair Value
	(in thousands)
Corporate securities	$666	$621
Market indices	18,685	20,451
Covered call options	7	4
Naked put options	109	235
Total	$19,467	$21,311

For the year ended December 31, 2014, the Company incurred losses on outstanding financial instrument obligations and settled transactions totaling $1.8 million, which are included as a component of "Other income (expense), net" in the Company's consolidated statements of operations.

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company, for total cash consideration of $4.0 million. The Company accounts for its investment in Again Faster under the equity method as the Company owns more than 20%, providing the Company with significant influence, but does not have a controlling financial interest or other control over the operations of Again Faster. The Company accounts for its investment in Again Faster using the traditional method of accounting for equity-method investments, with the Company recognizing its equity in the losses of Again Faster on a one-quarter lag basis.

On August 23, 2013, the Company acquired 1,316,866 shares of the common stock of iGo, Inc. (“iGo”), in a cash tender offer for total consideration of $5.2 million. The shares of common stock of iGo acquired by the Company represented approximately 44.7% of the issued and outstanding shares of iGo. In 2014, the Company's ownership interest in iGo increased to 46.9% as a result of iGo repurchasing shares of its common stock in connection with a reverse/forward split. Pursuant to the Stock Purchase and Sale Agreement between the Company and iGo entered into on July 11, 2013, two members of iGo’s four-member board of directors were replaced by two designees of the Company. The Company accounts for its investment in iGo under the equity method as the Company’s voting interest and board representation provide it with significant influence, but do not provide the Company with control over iGo’s operations. The Company accounts for its investment in iGo using the traditional method of accounting for equity-method investments, with the Company recognizing its equity in the losses of iGo on a one-quarter lag basis.

In May 2014, the Company increased its holdings of the common stock of API Technologies Corp. (“API”), a designer and manufacturer of high performance systems, subsystems, modules, and components, to 11,377,192 shares through the acquisition of 1,666,666 shares on the open market. Upon acquiring such shares, the Company held approximately 20.6% of the total outstanding common stock of API. Effective as of that date, the investment in API has been accounted for as an equity-method investment using the fair value option, with changes in fair value based on the market price of API's common stock recognized currently as income or loss from equity method investees. The Company elected the fair value option to account for its investment in API in order to more appropriately reflect the value of API in its financial statements. Prior to such time, the investment in API was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $0.6 million that had previously been included as a component of "accumulated other comprehensive income".

The following table summarizes the Company's equity-method investments.

	Ownership		Carrying Value		Income (Loss) Recognized
	December 31,		December 31,		Fiscal Year Ended December 31,
	2014	2013	2014	2013	2014	2013
			(in thousands)
Traditional equity method
Again Faster	40.0%	40.0%	3,105	3,671	(566)	(329)
iGo	46.9%	44.7%	2,600	4,668	(2,068)	(533)

Fair value option
API	20.6%		24,355	—	(3,436)	—
Total			$30,060	$8,339	$(6,070)	$(862)

Based on the closing market price of iGo's publicly-traded shares, the value of the Company's investment in iGo was approximately $3.4 million at December 31, 2014.

The following table presents summarized financial statement information for the Company's equity-method investees as of and for the year ended December 31, 2014. The summarized balance sheet information is as of the most recent practicable date for equity-method investments accounted for using the fair value option and as of the date through which Company has recognized its equity in the income of the investee for equity-method investments accounted for using the traditional method. The summarized balance sheet and income statement information is included for the periods during which such investments were accounted for as equity-method investments.

Amount
(in thousands)
Current assets	$115,532
Non-current assets	$179,161
Current liabilities	$42,200
Non-current liabilities	$132,681
Revenues	$131,290
Gross profit	$29,841
Net loss	$(8,046)

In January 2015, two members of the Company's board of directors were appointed to the board of directors of Aviat Networks, Inc. ("Aviat"), a global provider of microwave networking solutions. At the time of the appointment, the Company held 8,041,892 shares of Aviat, or approximately 12.9% of the total outstanding common stock of Aviat. Effective as of the date of the appointment, the Company will account for its investment in Aviat under the equity method as the Company’s voting interest and board representation will provide it with significant influence over Aviat's operations. As of December 31, 2014, the Company's investment in Aviat was accounted for as an available-for-sale security. Upon the change in classification of its investment in Aviat in January 2015 the Company expects to recognize a loss of approximately $2.8 million.

Other Investments

The Company's other investments at December 31, 2014, include a $25.0 million cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. The investment in the limited partnership had an approximate fair value of $28.6 million at December 31, 2014, based on the net asset value indicated in the monthly statement received from the partnership. The Company's other investments at December 31, 2014, also include investments in a venture capital fund totaling $0.5 million and a promissory note with an amortized cost of $3.0 million, which approximates fair value at December 31, 2014.

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

Assets measured at fair value on a recurring basis at December 31, 2014, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$51,910	$51,910	$—	$—
Restricted cash
Mutual funds(2)	20,970	20,970	—	—
Corporate securities(2)	87,850	72,798	—	15,052
Corporate obligations(2)	29,637	—	10,793	18,844
Investments in certain funds(3)	525	—	—	525
	$190,892	$145,678	$10,793	$34,421

Liabilities
Financial instrument obligations	$(21,311)	$(21,311)	$—	$—

(1)	Reported within "Cash and cash equivalents."

(2)	Reported within “Marketable securities.”

(3)	Reported within "Other investments."

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$72,602	$72,602	$—	$—
Mutual funds(2)	20,783	20,783	—	—
United States government securities(2)	50,379	50,379	—	—
Corporate securities(2)	74,559	68,624	—	5,935
Commercial paper(3)	1,799	—	1,799	—
Corporate obligations(2)	31,965	—	14,535	17,430
Investments in certain funds(4)	844	—	—	844
	$252,931	$212,388	$16,334	$24,209

(1)	Reported within "Cash and cash equivalents."

(2)	Reported within “Marketable securities.”

(3)	$1.0 million reported within "Cash and cash equivalents" and $0.8 million reported within "Marketable securities."

(4)	Reported within "Other investments".

There were no transfers of securities among the various measurement input levels during the year ended December 31, 2014.

Changes in the fair value of assets valued using Level 3 measurement inputs during the years ended December 31, 2014 and 2013, were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$24,209	$2,804
Purchases	13,294	45,383
Sales	(5,001)	(23,034)
Realized gain on sale	(129)	1,556
Change in fair value	2,048	(2,500)
Balance, end of period	$34,421	$24,209

Realized gains and losses on the sale of investments using Level 3 measurement inputs are recognized as a component of "Other income (expense), net". Unrealized gains and losses on investments using Level 3 measurement inputs are recognized as a component of "Other comprehensive income".

In November 2012, the Company invested $6.0 million in convertible debentures of School Specialty Inc. (“School Specialty”) with a face amount of $11.9 million. On January 28, 2013, School Specialty filed for protection under Chapter 11 of the United States Bankruptcy Code, and in subsequent months the Company invested approximately $21.3 million as part of the debtor-in-possession loan to School Specialty. Upon School Specialty emerging from bankruptcy on June 11, 2013, the Company received 26,457 shares of common stock of the post-bankruptcy entity in exchange for the convertible debentures, and received $17.5 million in cash and 49,136 shares of common stock of the post-bankruptcy entity in exchange for its investment in the debtor-in-possession loan. The fair value of the common stock of the post-bankruptcy entity received was $109 per share. In connection with these transactions, the Company recognized a loss on disposal of the subordinated debentures of approximately $3.2 million and a gain on disposal of the investment in the debtor-in-possession loan of approximately $1.6 million, both of which are included as a component of “Other income (expense), net” in the consolidated statements of operations for the year ended December 31, 2013. In addition, the Company invested $9.8 million in senior secured notes of the post-bankruptcy entity in June 2013. The Company's investments in the common stock and senior secured notes of the post-bankruptcy entity are included as Level 3 corporate securities and Level 3 corporate obligations, respectively, as of December 31, 2014 and 2013.

The carrying value of the Company's long-term debt (see Note Note 9) is a reasonable approximation of its fair value since it is a variable-rate obligation. The Company’s 3/4% Convertible Senior Notes due December 22, 2023, had a carrying value of approximately $0.3 million as of December 31, 2013, which was a reasonable approximation of fair value. The Company redeemed all outstanding Convertible Senior Notes in January 2014 with a cash payment of $0.3 million.

7.	Property and Equipment, Net

Property and equipment at December 31, 2014 and 2013, consisted of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Rigs and other equipment	$115,391	$100,859
Buildings and improvements	18,977	17,923
Land	1,893	1,893
Vehicles	2,197	1,869
Furniture and fixtures	673	494
Assets in progress	644	1,114
	139,775	124,152
Accumulated depreciation	(32,588)	(18,262)
Property and equipment, net	$107,187	$105,890

Depreciation expense was $14.6 million, $10.5 million, and $7.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, and includes the depreciation associated with assets under capital leases (see Note 10).

8.	Goodwill and Other Intangible Assets

The Company's intangible assets at December 31, 2014 and 2013, all of which are subject to amortization, consisted of the following:

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Energy segment:
Customer relationships	$54,430	$(21,938)	$32,492	$54,430	$(13,700)	$40,730
Trade names	4,860	(3,161)	1,699	4,860	(2,315)	2,545
Non-compete agreement	120	(25)	95	120	—	120
	59,410	(25,124)	34,286	59,410	(16,015)	43,395

Sports segment:
Customer relationships	2,089	(678)	1,411	1,163	(230)	933
Trade names	122	(37)	85	122	(12)	110
	2,211	(715)	1,496	1,285	(242)	1,043

Total	$61,621	$(25,839)	$35,782	$60,695	$(16,257)	$44,438

Amortization expense was $9.6 million, $8.7 million, and $7.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Estimated aggregate amortization expense related to the intangible assets for the next five years and thereafter is as follows:

Amount
(in thousands)
For the year ended December 31:
2015	$8,211
2016	7,202
2017	5,972
2018	5,229
2019	2,814
Thereafter	6,354
$35,782

The changes to the Company’s carrying amount of goodwill were as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance at beginning of period	$65,359	$2,171	$67,530	$52,939	$154	$53,093
Acquisitions	—	—	—	10,576	5,594	16,170
Adjustment to fair value	—	—	—	1,844	—	1,844
Impairments	(36,666)	—	(36,666)	—	(3,577)	(3,577)
Balance at end of period	$28,693	$2,171	$30,864	$65,359	$2,171	$67,530

In connection with its annual goodwill impairment test and the adverse effects of the recent developments in the oil services industry, the Company recognized an impairment charge of $36.7 million in the fourth quarter of 2014 related to the goodwill associated with its Energy segment. The impairment resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected results of operations of the Energy segment. The fair values of the reporting units used in determining the goodwill impairment were based on valuations using a combination of the income approach (discounted cash flows) and the market approach (guideline public company method and guideline transaction method). The goodwill impairment charge consisted of an impairment of the goodwill at Sun Well, inclusive of the goodwill related to Eagle Well, of approximately $30.4 million and an impairment charge of the goodwill at Rogue of $6.3 million. No impairment was recognized related to the goodwill at Black Hawk. At December 31, 2014, the remaining goodwill associated with the Energy segment was $28.7 million, which consisted of $18.1 million at Sun Well and $10.6 million at Black Hawk.

The adjustment to fair value in 2013 represents an adjustment to reflect additional acquisition-date deferred income tax liabilities and non-current deferred compensation obligations related to the acquisition of Sun Well (see Note 3). During the year ended December 31, 2013, the Company recognized a goodwill impairment of $3.6 million related to the shutdown of Ruckus that is included in “Income (loss) from discontinued operations" in the consolidated statement of operations (see Note 4). The accumulated goodwill impairment was $42.2 million and $5.6 million at December 31, 2014 and 2013, respectively.

The components of goodwill at December 31, 2014 and 2013, were as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Goodwill	$73,095	$73,095
Accumulated impairment	(42,231)	(5,565)
Net goodwill	$30,864	$67,530

9.	Long-term Debt

On July 3, 2013, Steel Energy Services entered into a credit agreement (the “Energy Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank. The Energy Credit Agreement provided for a borrowing capacity of $80.0 million consisting of a $70.0 million secured term loan (the “Term Loan”) that was fully drawn by Steel Energy Services on July 3, 2013, and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. The proceeds of the Term Loan at closing, along with proceeds from intercompany loans to Steel Energy Services from Sun Well and Rogue, were used to pay the Company a dividend of $80.0 million and certain fees and expenses related to the Energy Credit Agreement.
In December 2013, Steel Energy Services entered into an amendment to the Energy Credit Agreement (together with the Energy Credit Agreement, the "Amended Credit Agreement") pursuant to which the borrowing capacity for the Term Loan was increased by an additional $25.0 million. The additional amounts under the Term Loan were fully drawn by Steel Energy Services upon closing and the proceeds, together with cash provided by the Company and Steel Energy Services, were used to fund the acquisition of the business and substantially all of the assets of Black Hawk Inc. (see Note 3). The Company incurred fees totaling approximately $1.4 million in connection with the Amended Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense.
Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Services and its wholly-owned subsidiaries Sun Well, Rogue, and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The carrying values as of December 31, 2014, of the assets pledged as collateral by Steel Energy Services and its subsidiaries under the Amended Credit Agreement were as follows:

Amount
(in thousands)
Cash and cash equivalents	$29,198
Accounts receivable	26,741
Property and equipment, net	99,034
Intangible assets, net	34,286
Total	$189,259
The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. At December 31, 2014, $79.3 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for subsequent years are as follows:

Amount
(in thousands)
2015	$13,214
2016	13,214
2017	13,214
2018	39,643
Total	79,285
Less current portion	13,214
Total long-term debt	$66,071
Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, the Company is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 2.8% at December 31, 2014. For the years ended December 31, 2014 and 2013, the Company incurred interest expense of $3.1 million and $1.4 million, respectively, in connection with the Amended Credit Agreement.
The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Company was in compliance with all financial covenants as of December 31, 2014.
The Amended Credit Agreement also contains representations, warranties and non-financial covenants, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with law, (iv) maintenance of properties and (v) payment of restricted payments. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy Services owning less than 100% of the equity of Sun Well, Rogue, or Black Hawk Ltd. or Steel Partners owning, directly or indirectly, less than 35% of Steel Energy Services or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.
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

Future minimum rental payments required under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

	Operating	Capital
	(in thousands)
For the year ended December 31,
2015	$1,092	$437
2016	1,043	178
2017	664	—
2018	347	—
2019	254	—
Thereafter	782	—
Total minimum lease payments	$4,182	615
Less amount representing interest		(26)
Present value of net minimum lease payments		589
Less current portion		(412)
Capital lease obligations, net of current portion		$177

Assets recorded under capital leases are included in property and equipment (see Note 7) as follows:

	December 31,
	2014	2013
	(in thousands)
Rigs and other equipment	$1,871	$1,871
Accumulated depreciation	(559)	(343)
Net	$1,312	$1,528

Total rental expense under operating leases was $7.7 million, $3.3 million, and $4.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

11.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Tax-related	$238	$385
Accrued compensation and related taxes	5,471	4,517
Deferred revenue	1,308	857
Professional services	763	608
Accrued fuel and rig-related charges	601	889
Other	535	507
	$8,916	$7,763

“Other long-term liabilities” at December 31, 2014 and 2013, primarily consisted deferred compensation arrangements that are expected to be paid out in 2016. In 2013, the Company reversed approximately $7.2 million of tax-related liabilities that represented uncertain tax positions relating to foreign jurisdictions in which the Predecessor Business previously operated. Such reserves for foreign taxes were reversed upon the expiration of the statute of limitations (see Note 13).

12.	Other Income (Expense), net

“Other income (expense), net” consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Investment income	$6,621	$4,804	$1,903
Realized gain on sale of marketable securities, net	3,765	2,608	282
Realized loss on financial instrument obligation	(1,821)	—	—
Realized loss upon change to equity method at fair value	(568)	—	—
Foreign exchange loss	(1,059)	—	—
Gain (loss) on sale of property and equipment	191	132	(819)
Loss on extinguishment of debt	—	(463)	—
Other	(71)	(7)	(299)
Other income (expense), net	$7,058	$7,074	$1,067

13.	Income Taxes

The Company recognized a benefit for income taxes of $1.3 million for the year ended December 31, 2014, primarily as a result of a foreign tax benefit of $1.7 million recognized upon the conclusion of tax examinations by a foreign tax authority offsetting the domestic current and deferred provision for the year. The Company recognized a benefit for income taxes of $9.3 million for the year ended December 31, 2013, primarily as a result of a reversal of $7.2 million of reserves for foreign taxes upon the expiration of the statute of limitations. In addition, in 2013 the Company reversed a portion of its valuation allowance for deferred tax assets as a result of deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income. The Company recognized a benefit for income taxes of $15.7 million for the year ended December 31, 2012, primarily from a reversal of a portion of its valuation allowance for deferred tax assets as a result of deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with the acquisition of Sun Well.

The components of the benefit from income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Federal:
Current	$(191)	$14	$34
Deferred	105	3,402	15,066
	(86)	3,416	15,100

Foreign:
Current	1,719	7,281	1,373
Deferred	—	(1,696)	—
	1,719	5,585	1,373

State:
Current	(403)	509	(979)
Deferred	93	(168)	218
	(310)	341	(761)

	$1,323	$9,342	$15,712

The components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$(25,580)	$6,990	$6,326
Foreign	(12)	59	141
	$(25,592)	$7,049	$6,467

The benefit for income taxes varied from the Federal statutory income tax rate due to the following:

	Year Ended December 31,
	2014	2013	2012

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.5)%	(8.1)%	15.1%
Foreign losses not benefited	—%	(0.3)%	(0.6)%
Changes in tax reserves	0.2%	(78.6)%	(53.9)%
Change in valuation allowance	30.3%	(78.7)%	(263.5)%
Permanent differences	(64.6)%	(1.8)%	24.6%
Foreign tax refund	6.5%	—%	—%
Other	(1.7)%	—%	0.3%
	5.2%	(132.5)%	(243.0)%

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$49,096	$61,212
Research and development credits	33,484	33,484
Compensatory and other accruals	2,698	1,800
Unrealized losses on investments	5,265	—
Intangible assets	819	—
Foreign tax credits	201	—
Other, net	3,725	1,785
Gross deferred tax assets	95,288	98,281

Deferred tax liabilities:
Unremitted foreign earnings	—	7,001
Unrealized gains on investments	—	3,704
Intangible assets	—	6,525
Fixed assets	19,128	13,354
Gross deferred tax liabilities	19,128	30,584

Net deferred tax asset before valuation allowance	76,160	67,697
Valuation Allowance	(78,018)	(69,753)

Net deferred tax liability	$(1,858)	$(2,056)

The components of the Company's deferred tax assets and deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred income tax assets - current	$1,696	$—
Deferred income tax assets - non-current	80	1,556
Total deferred income tax assets	1,776	1,556

Deferred income tax liabilities - current	85	3,612
Deferred income tax liabilities - non-current	3,549	—
Total deferred income tax liabilities	3,634	3,612

Net deferred income tax liability	$(1,858)	$(2,056)

At December 31, 2014, the Company had Federal net operating loss carryforwards of approximately $113.0 million that expire in 2020 through 2031, and domestic state net operating loss carryforwards of approximately $159.9 million that expire in 2015 through 2031.  The Company also had Federal research and development credit carryforwards of approximately $30.3 million that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17.7 million that do not expire. Of the total Federal net operating loss carryforwards, approximately $10.5 million related to deductions for stock-based compensation, the tax benefit of which will be credited to additional paid-in capital when realized. The Company's ability to utilize its net operating loss and other credit carryforwards would be subject to limitation upon a change in control. Federal income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have been fully provided.

The Company established a valuation allowance to reserve its net deferred tax assets at December 31, 2014 and 2013, based on its assessment that it is more likely than not that such benefit will not be fully realized.  This assessment was based on, but not limited to, the Company’s operating results for the past three years, uncertainty in the Company’s projections of taxable income, uncertainty in general economic conditions in general and in the oil and gas industry in particular, and the effects of multiple acquisitions and the Company’s ability to effectively integrate the acquired entities.

The changes in unrecognized tax positions were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$19,121	$26,419	$29,903
Tax positions related to prior year:
Additions	—	—	—
Expiration of statute of limitations	(45)	(7,298)	—
Settlements	—	—	(3,484)
Balance at ending of period	$19,076	$19,121	$26,419

As of December 31, 2014, the Company’s total gross unrecognized tax benefits were $19.1 million, of which $0.1 million, if recognized, would affect the provision for income taxes. In 2014, the Company reversed approximately $45,000 of reserves for foreign taxes upon the expiration of the statute of limitations. The Company recognizes interest and penalties related to uncertain tax positions as a component of “Benefit from income taxes” in its consolidated statements of operations. For the years ended December 31, 2014. 2013, and 2012, the amount of such interest and penalties recognized was immaterial.

The Company is subject to Federal income tax as well as income taxes in many domestic states and foreign jurisdictions in which the Company operates or formerly operated. As of December 31, 2014, fiscal years from 1999 onward remain open to examination by the United States taxing authorities. In 2014, tax examinations were completed for fiscal years 2009 through 2013 in Singapore, resulting in a refund to the Company of $1.7 million. The Company is not currently under tax examination in any foreign jurisdictions.

14.    Stock Benefit Plans

The Company grants equity-based awards to employees under its 2004 Equity Incentive Plan, as amended (the “2004 Plan”). Stock options granted under the 2004 Plan have a term of up to seven years from the grant date, with the exception of incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock of the Company, which have a term of up to five years. The exercise price and vesting period of stock options granted under the 2004 Plan is determined by the board of directors or its delegates, subject to certain provisions of the 2004 Plan. The exercise price of incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock of the Company shall not be less than 110% of the fair market value of the Company’s common stock on the grant date. The exercise price of incentive stock options granted to other employees shall be no less than 100% of the fair market value of the Company’s common stock on the grant date. The exercise price of non-qualified stock options granted to employees shall be no less than 100% of the fair market value of the Company’s common stock on the grant date, but in certain circumstances could be as low as 85% of the fair market value of the Company’s common stock on the grant date.

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

There are 1,805,613 shares and 1,200,000 shares of the Company’s common stock reserved for the issuance of equity-based awards under the 2004 Plan and the 2006 Plan, respectively. Under the 2004 Plan, 1,543,891 shares remained available for the issuance of equity-based awards and 73,969 equity-based awards were outstanding at December 31, 2014. Under the 2006 Plan, 401,545 shares remained available for the issuance of equity-based awards and 38,250 equity-based awards were outstanding at December 31, 2014.

The Company recognizes stock-based compensation based on the estimated fair values of equity-based awards on the grant dates. Stock-based compensation is recognized ratably over the requisite service or vesting period of the equity-based awards and is adjusted for estimated forfeitures. Certain grants of restricted stock to non-employee directors vest in full when the individual ceases being a member of the board of directors for any reason. The fair value of such grants are recognized as stock-based compensation on the grant date. The fair value of restricted stock is based on the closing price of the Company’s common stock on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. No stock options were granted in 2014 and 2013. The following weighted average assumptions were used in calculating the fair value of the stock options granted in 2012 under the Equity Plans:

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

Stock-based compensation expense by type of equity-based award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012, was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Stock options	$36	$91	$92
Restricted stock	2,770	1,949	1,395
Total stock-based compensation	$2,806	$2,040	$1,487

There was no stock option activity under the Equity Plans during the year ended December 31, 2014. Information relating to outstanding and exercisable stock options under the Equity Plans at December 31, 2014, is summarized in the following table. All stock option grants had exercise prices equal to or greater than the market price on the grant date.

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding, December 31, 2014	56	$30.14	4.2	$—

Exercisable, December 31, 2014	55	$30.17	4.2	$—

Information relating to restricted stock activity in the Equity Plans for the year ended December 31, 2014, is summarized in the following table.

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested stock, January 1, 2014	142	$28.19
Awarded	24	$32.69
Vested	(97)	$28.21
Forfeited	(12)	$28.07
Non-vested stock, December 31, 2014	57	$30.10

Information relating to the fair value of grants of equity awards and the fair value of restricted shares vested for the years ended December 31, 2014, 2013, and 2012 is summarized in the following table. No stock options were exercised for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Weighted average fair value on grant date:
Options	$—	$—	$27
Restricted stock	$788	$3,977	$2,795

Fair value of restricted stock vested	$2,739	$2,797	$415

Compensation expense related to equity-based awards granted under the Equity Plans that was not recognized as of December 31, 2014, totaled $1.1 million and is expected to be recognized over a weighted average period of 1.2 years. The Company did not receive any proceeds from the exercise of equity-based awards during the years ended December 31, 2014, 2013, and 2012. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

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

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2014, 2013. and 2012, were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Numerators:
Net income (loss) from continuing operations	$(24,269)	$16,391	$22,179
Non-controlling interest	235	156	22
Net income (loss) from continuing operations attributable to Steel Excel Inc.	$(24,034)	$16,547	$22,201

Income (loss) from discontinued operations	$506	$(5,540)	$(1,935)
Non-controlling interest	(279)	3,188	427
Income (loss) from discontinued operations attributable to Steel Excel Inc.	$227	$(2,352)	$(1,508)

Net income (loss) attributable to Steel Excel Inc.	$(23,807)	$14,195	$20,693

Denominators:
Basic weighted average common shares outstanding	11,678	12,584	12,110
Effect of dilutive securities - stock-based awards	—	18	23
Diluted weighted average common shares outstanding	11,678	12,602	12,133

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(2.06)	$1.31	$1.83
Income (loss) from discontinued operations, net of taxes	$0.02	$(0.19)	$(0.12)
Net income (loss)	$(2.04)	$1.13	$1.71

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(2.06)	$1.31	$1.83
Income (loss) from discontinued operations, net of taxes	$0.02	$(0.19)	$(0.12)
Net income (loss)	$(2.04)	$1.13	$1.71

The number of shares used in the calculation of diluted earnings (loss) per share for the year ended December 31, 2014, excluded 20,000 incremental shares related to stock options and restricted stock. Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect.

16.	Accumulated Other Comprehensive Income (Loss)

Changes in the components of "Accumulated other comprehensive income (loss)" were as follows:

	Unrealized Gain (Loss) on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2013	$6,921	$(405)	$6,516

Other comprehensive income (loss) before reclassifications	(20,043)	20	(20,023)
Reclassifications from accumulated other comprehensive income	(5,223)	—	(5,223)
Current period other comprehensive income (loss)	(25,266)	20	(25,246)

Balance at December 31, 2014	$(18,345)	$(385)	$(18,730)

Amounts reclassified for realized gains on marketable securities for the year ended December 31, 2014, are reported as a component of "Other income (expense), net" in the consolidated statement of operations.

17.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing and financing activities for the years ended December 31, 2014, 2013, and 2012, were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest paid	$2,707	$1,304	$434
Income taxes paid (refunded) - net	$(1,507)	$916	$(1,130)

Non-cash investing and financing activities:
Reclassification of available-for-sale securities to equity method investment	$27,647	$—	$—
Securities received in exchange for financial instrument obligations	$20,007	$—	$—
Securities delivered in exchange for settlement of financial instrument obligations	$520	$—	$—
Contribution of note payable by non-controlling interest	$268	$—	$—
Restricted stock awards returned in connection with net-share settlement upon vesting	$120	$—	$—
Non-controlling interests recognized in connection with acquisitions	$—	$2,896	$82
Issuance of common stock for acquisition of Sun Well	$—	$—	$60,825

18.	Commitments and Contingencies

From time to time, we are subject to litigation or claims that arise in the normal course of business. While the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, and results of operations could be materially and adversely affected.

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

SPLP beneficially owned approximately 58.0% of the Company’s outstanding common stock as of December 31, 2014. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Each of Warren G. Lichtenstein and Jack L. Howard is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

In October 2011, the Company contracted with SP Corporate Services LLC (“SP Corporate”), a SPLP affiliate, to provide financial management and administrative services, including the services of a chief financial officer. Through July 2012, the Company paid SP Corporate $35,000 per month for the provision of such services. Effective August 2012, the services SP Corporate provided were expanded to include executive and financial management services in the areas of finance, regulatory reporting, and other administrative and operational functions. The Company paid SP Corporate $300,000 per month for these expanded services through December 31, 2013. Effective January 1, 2014, the services SP Corporate provides were further expanded, and the Company paid SP Corporate $667,000 per month for such services. Effective October 1, 2014, the fees paid the Company to SP Corporate increased to $679,000 per month to cover the costs of additional services provided to the Sports business. The services agreement with SP Corporate and subsequent amendments were approved by a committee of the Company’s independent directors. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the years ended December 31, 2014, 2013, and 2012, the Company incurred expenses of $9.1 million, $4.4 million, and $2.7 million, respectively, for services provided by SP Corporate and for reimbursement of expenses incurred on its behalf by SP Corporate and its affiliates. As of December 31, 2014 and 2013, the Company owed SP Corporate and other SPLP affiliates $0.3 million and $0.3 million, respectively.

The Company uses several firms to execute trades of its marketable securities and certain of its other investments. The Company uses Mutual Securities, Inc. ("Mutual Securities"), to execute certain trades, including repurchases of the Company's common stock. Jack L. Howard, the Company's principal executive officer, is a registered principal of Mutual Securities and receives commission payments from Mutual Securities after deductions for fees and expenses. During the years ended December 31, 2014, 2013, and 2012, the Company paid commissions to Mutual Securities totaling $0.3 million, $0.2 million, and $0.1 million, respectively.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

The Company maintained short-term deposits at WebBank, an affiliate of SPLP, totaling $12.3 million and $15.2 million at December 31, 2014 and 2013, respectively. The Company recognized interest income on such deposits totaling $0.1 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.

20.	Segment Information

The Company has determined that its two reportable segments are Energy and Sports. The Energy segment provides drilling and production services to the oil and gas industry. The Sports segment provides event-based sports services and other health-related services.

The Company identifies its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic characteristics. The Energy segment is an aggregation of the individual operating segments represented by Sun Well, Rogue, and Black Hawk Ltd. The Sports segment is an aggregation of the individual operating segments represented by Baseball Heaven LLC, a provider of baseball facility services, UK Elite, and the Crossfit® entities.

In 2014, the Company changed its measurement method to measure the profit or loss of its segments to be based on operating income before goodwill impairments. The measurement method had previously been operating income. Operating income before goodwill impairments of the segments is determined in the same manner as operating income under generally accepted accounting principles, with the sole exception of excluding amounts for goodwill impairments. The accounting policies used to measure operating income before goodwill impairments of the segments are the same as those used in preparing the Company’s consolidated financial statements (see Note 2).

Segment information relating to the Company's results of continuing operations was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues
Energy	$191,608	$109,624	$97,191
Sports	18,540	10,404	2,913
Total revenues	$210,148	$120,028	$100,104

Operating income (loss) before goodwill impairments
Energy	$29,889	$12,381	$16,837
Sports	(2,161)	(1,408)	(1,869)
Total segment operating income	27,728	10,973	14,968
Corporate and other business activities	(14,465)	(8,411)	(8,959)
Impairment of goodwill	(36,666)	—	(192)
Interest expense	(3,177)	(1,725)	(417)
Other income (expense), net	7,058	7,074	1,067
Income (loss) from continuing operations before income taxes	$(19,522)	$7,911	$6,467

Depreciation and amortization expense:
Energy	$22,530	$18,392	$14,785
Sports	$1,626	793	518
Total depreciation and amortization expense	$24,156	$19,185	$15,303

For the year ended December 31, 2014, revenues from the two largest customers in the Company’s Energy segment were approximately $43.5 million and $42.7 million, representing 20.7% and 20.3%, respectively, of the Company’s consolidated revenues. For the year ended December 31, 2013, revenues from the two largest customers in the Company’s Energy segment were approximately $20.4 million and $12.7 million, representing 17.0% and 10.5%, respectively, of the Company’s consolidated revenues. For the year ended December 31, 2012, revenues from the two largest customers in the Company's Energy segment were approximately $11.2 million and $11.0 million, representing 11.1% and 11.0%, respectively, of the Company's consolidated revenues.

Segment information related to the Company's assets was as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Total assets
Energy	$220,262	$244,401
Sports	18,625	20,495
Corporate and other business activities	240,467	273,798
Total assets	$479,354	$538,694

Capital expenditures
Energy	$15,313	$5,846
Sports	$626	$3,086
Total capital expenditures	$15,939	$8,932

Total assets of the Sports segment and Corporate and other business activities at December 31, 2014, include investments in equity-method investees of $3.1 million and $27.0 million, respectively.

21.	Stock Split

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

22.	Selected Quarterly Financial Data (Unaudited)

	Quarter Ended:
	March 31	June 30	September 30	December 31 (A)
	(in thousands, except per-share data)
Year Ended December 31, 2014
Net revenues	$45,159	$51,924	$58,583	$54,482
Gross profits	$10,849	$15,738	$17,984	$14,598
Net income (loss) from continuing operations	$4,065	$8,732	$(945)	$(36,121)
Net income (loss)	$4,065	$8,732	$(945)	$(35,615)
Net income (loss) attributable to Steel Excel Inc.	$4,391	$8,743	$(1,183)	$(35,758)
Net income (loss) from continuing operations attributable to Steel Excel Inc.	$4,391	$8,743	$(1,183)	$(35,985)
Net income (loss) from continuing operations attributable to Steel Excel Inc. per share of common stock
Basic	$0.37	$0.74	$(0.10)	$(3.15)
Diluted	$0.37	$0.73	$(0.10)	$(3.15)

Year Ended December 31, 2013
Net revenues	$26,351	$28,761	$31,420	$33,496
Gross profits	$7,686	$8,705	$8,080	$10,172
Net income from continuing operations	$3,369	$1,080	$3,047	$8,895
Net income	$2,974	$886	$2,159	$4,832
Net income attributable to Steel Excel Inc.	$3,310	$1,071	$2,470	$7,344
Net income from continuing operations attributable to Steel Excel Inc.	$3,389	$1,116	$2,869	$9,173
Net income from continuing operations attributable to Steel Excel Inc. per share of common stock
Basic	$0.26	$0.09	$0.23	$0.75
Diluted	$0.26	$0.09	$0.23	$0.75

(A) Includes goodwill impairments of $36.7 million and a foreign tax benefit of $1.7 million.

Exhibit Index

Exhibit #	Exhibit Description	Form	File #	Exhibit	File Date
2.1	Asset Purchase Agreement between the Company and PMC-Sierra, Inc., dated as of May 8, 2010	10-Q	000-15071	2.1	08/11/10
2.2	Amended Asset Purchase Agreement between the Company and PMC-Sierra, Inc., dated as of June 8, 2010	10-Q	000-15071	2.2	08/11/10
2.3	Second Amendment to the Asset Purchase Agreement between the Company and PMC-Sierra, Inc., dated as of September 23, 2010	10-Q	000-15071	2.1	11/05/10
2.4	Stock Purchase and Sale Agreement, dated as of July 11, 2013, between Steel Excel Inc. and iGo, Inc.	SC 13-D	005-60065	2	7/22/13
2.5	Asset Purchase Agreement, dated as of October 29, 2013 by and among Black Hawk Acquisition, Inc., Black Hawk Energy Services, Inc. and Chris Beal, Stuart Buckingham, Kenneth Stevens, Jeff Thomas and Gregory M. Tucker.	8-K	000-15071	2.1	11/4/13
3.1	Unofficial Composite Certificate of Incorporation of Steel Excel Inc. as currently in effect	10-Q	000-15071	3.1	11/08/12
3.2	Certificate of Designation of Series B Preferred Stock filed with the Delaware Secretary of State on December 20, 2011	8-K	000-15071	3.1	12/22/11
3.3	Amended and Restated Bylaws of the Company, effective October 14, 2010	8-K	000-15071	3.1	10/20/10
4.1	Specimen Common Stock Certificate	10-Q	000-15071	4.1	08/09/12
4.2	Tax Benefits Preservation Plan, dated December 21, 2011	8-K	000-15071	4.1	12/22/11
4.3	First Amendment to the Tax Benefits Preservation Plan, dated as of May 1, 2012, by and between Steel Excel Inc. and Registrar and Transfer Company, as Rights Agent	10-Q	000-15071	4.2	08/09/12
4.4	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association	10-Q	000-15071	4.01	02/09/04
4.5	Form of 3/4% Convertible Senior Subordinated Note	10-Q	000-15071	4.02	02/09/04
10.1†	2004 Equity Incentive Plan, as amended and restated on August 20, 2008	Def 14A	000-15071	A	09/08/08
10.2†	Amendment No. 2 to 2004 Equity Incentive Plan, dated as of November 17, 2011	10-Q	000-15071	10.2	11/08/12
10.3†	Amendment No. 3 to 2004 Equity Incentive Plan, dated as of August 7, 2012	10-Q	000-15071	10.3	11/08/12
10.4†	Form of Restricted Stock Award Agreement for 2004 Equity Incentive Plan, as amended August 7, 2012	10-Q	000-15071	10.4	11/08/12
10.5†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.6†	Adaptec, Inc. 2006 Director Plan	Def 14A	000-15071	A	07/28/06
10.7†	Amendment No. 1 to 2006 Director Plan, dated November 17, 2011	10-Q	000-15071	10.1	11/08/12
10.8†	Form of Restricted Stock Award Agreement under 2006 Director Plan, as amended on August 7, 2012	10-Q	000-15071	10.5	11/08/12
10.9†	Stock Option Award Agreement under 2006 Director Plan, as amended on December 7, 2010	10-KT	000-15071	10.25	03/03/11
10.10†	Stock Appreciation Right Award Agreement under 2006 Director Plan as amended on February 7, 2008	8-K	000-15071	10.03	02/11/08
10.11†	SNAP Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan, effective November 14, 2002	S-8	333-118090	4.04	08/10/04
10.12†	Director Compensation Policy, dated May 25, 2011	10-Q	000-15071	10.5	08/09/11
10.13†	Fiscal 2010 Incentive Plan, effective for fiscal 2010	10-K	000-15071	10.29	05/27/10
10.14	Form of Indemnification Agreement entered into between the Company and its officers and directors	10-K	000-15071	10.47	06/06/07
10.15	Settlement Agreement, dated as of October 26, 2007, among the Registrant, Steel Partners, L.L.C. and Steel Partners II, L.P.	8-K	000-15071	10.01	10/31/07

G-1

Exhibit #	Exhibit Description	Form	File #	Exhibit	File Date
10.16	Management Services Agreement, dated October 1, 2011, between the Company and SP Corporate Services LLC	8-K	000-15071	10.1	10/06/11
10.17	Amended and Restated Management Services Agreement, dated as of August 1, 2012, between the Company and SP Corporate Services LLC	8-K	000-15071	10.6	8/10/12
10.18	Share Acquisition Agreement, dated as of April 30, 2012, by and among the Company and BNS Holding, Inc., SWH, Inc. and SPH Group Holdings LLC	8-K	000-15071	2.1	04/30/12
10.19	Amendment No. 1 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of April 5, 2013	8-K	000-15071	10.1	4/5/13
10.20	Credit Agreement, dated as of July 3, 2013, among Steel Energy Ltd., and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender, a Revolving Lender, a Swing Line Lender and a Term Lender, RBS Citizens, N.A., as a Revolving Lender and a Term Lender and Comerica Bank, as a Revolving Lender and a Term Lender	8-K	000-15071	99.1	7/10/13
10.21†	Amendment No. 4 to 2004 Equity Incentive Plan, dated as of May 21, 2013	10-Q	000-15071	10.2	8/7/13
10.22†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan, as amended May 21, 2013	10-Q	000-15071	10.3	8/7/13
10.23	Commitment Increase Agreement and Amendment to Credit Documents, dated as of December 17, 2013, among Steel Energy Ltd., and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender, a Revolving Lender, a Swing Line Lender and a Term Lender, RBS Citizens, N.A., as a Revolving Lender and a Term Lender and Comerica Bank, as a Revolving Lender and a Term Lender.	8-K	000-15071	10.1	12/20/13
10.24	Amendment No. 2 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014	8-K	000-15071	10.1	1/14/14
10.25	Amendment No. 3 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014	10-Q	000-15071	10.1	11/6/2014
21*	Subsidiaries of Registrant
23*	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbased Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

G-2

Steel Excel Inc.
Schedule II - Valuation and Qualifying Accounts
For the years ended December 31, 2014, 2013, and 2012

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period

Allowances deducted in the balance sheet from assets to which they apply:

For the year ended December 31, 2014:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Valuation allowance on deferred tax assets	$69,753	$8,265	$—	$—	$78,018

For the year ended December 31, 2013:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Valuation allowance on deferred tax assets	$37,173	$32,580	$—	$—	$69,753

For the year ended December 31, 2012:
Allowance for doubtful accounts	$80	$—	$—	$(80)	$—
Valuation allowance on deferred tax assets	$69,508	$—	$—	$(32,335)	$37,173

(1) Recognized as a reduction of expense