Form 10-Q
period 2015-03-31
Steel Excel Inc.
filed 2015-05-11
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015 or

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

As of April 30, 2015, there were 11,565,103 shares of Steel Excel’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2015	2014
		(Revised)
	(in thousands, except per-share data)
Net revenues	$38,885	$45,159

Cost of revenues	32,188	35,101

Gross profit	6,697	10,058

Operating expenses:
Selling, general and administrative expenses	8,039	7,471
Amortization of intangibles	2,162	2,641
Total operating expenses	10,201	10,112

Operating loss	(3,504)	(54)

Interest expense	(642)	(868)
Other income (expense), net	(1,729)	4,517

Income (loss) before income taxes and equity method loss	(5,875)	3,595

Benefit from (provision for) income taxes	372	(195)
Loss from equity method investees, net of taxes	(2,110)	(1,433)

Net income (loss)	(7,613)	1,967

Net loss attributable to non-controlling interests in consolidated entities	363	326

Net income (loss) attributable to Steel Excel Inc.	$(7,250)	$2,293

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(0.63)	$0.19

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(0.63)	$0.19

Shares used in computing income (loss) per share:
Basic	11,475	11,981
Diluted	11,475	11,999

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2015	2014
		(Revised)
	(in thousands)
Net income (loss)	$(7,613)	$1,967
Other comprehensive income (loss):
Foreign currency translation adjustment	2	—
Reclassification to realized gains	—	—
Net foreign currency translation adjustment (A)	2	—

Marketable securities:
Gross unrealized gains on marketable securities, net of tax (B)	1,114	8,023
Reclassification to realized gains, net of tax (C)	(185)	(1,934)
Net unrealized gain on marketable securities, net of taxes	929	6,089

Comprehensive income (loss)	(6,682)	8,056
Comprehensive loss attributable to non-controlling interest	363	326

Comprehensive income (loss) attributable to Steel Excel Inc.	$(6,319)	$8,382

(A) No tax effect on cumulative translation adjustments
(B) Tax provision on gross unrealized gains	$(548)	$—
(C) Tax benefit on reclassifications to realized gains (losses)	$91	$—

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2015	December 31, 2014
		(Revised)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$64,076	$51,910
Restricted cash	21,308	21,311
Marketable securities	124,385	138,457
Accounts receivable (net of allowance for doubtful accounts of $61 in 2015)	17,788	28,016
Deferred income taxes	1,696	1,696
Prepaid expenses and other current assets	7,403	4,228
Total current assets	236,656	245,618
Property and equipment, net	104,305	107,187
Goodwill	30,864	30,864
Intangible assets, net	33,620	35,782
Other investments	28,483	28,525
Investments in equity method investees (fair value - $33,240 in 2015 and $26,871 2014)	38,808	30,060
Deferred income taxes	221	80
Other long-term assets	1,141	1,238
Total assets	$474,098	$479,354

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$3,160	$3,936
Accrued expenses and other liabilities	17,719	8,916
Financial instrument obligations	21,308	21,311
Current portion of long-term debt	13,214	13,214
Current portion of capital lease obligations	412	412
Deferred income taxes	85	85
Current liabilities of discontinued operations	450	450
Total current liabilities	56,348	48,324
Capital lease obligations, net of current portion	70	177
Long-term debt, net of current portion	62,768	66,071
Deferred income taxes	3,549	3,549
Other long-term liabilities	6	3,715
Total liabilities	122,741	121,836

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 40,000 shares authorized; 14,380 and 14,220 shares issued in 2015 and 2014, respectively; 11,566 and 11,406 shares outstanding in 2015 and 2014, respectively)	14	14
Additional paid-in capital	267,965	267,444
Accumulated other comprehensive income	(14,275)	(15,206)
Retained earnings	179,386	186,636
Treasury stock, at cost (2,814 shares in 2015 and 2014)	(81,355)	(81,355)
Total Steel Excel Inc. stockholders' equity	351,735	357,533
Non-controlling interest	(378)	(15)
Total stockholders' equity	351,357	357,518
Total liabilities and stockholders' equity	$474,098	$479,354

 See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Steel Excel Inc. Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest
	Shares	Amount	Shares	Amount					Total
	(in thousands)
Balance, January 1, 2015	14,220	$14	(2,814)	$(81,355)	$267,444	$(15,206)	$186,636	$(15)	$357,518
Net loss attributable to Steel Excel Inc.	—	—	—	—	—	—	(7,250)	—	(7,250)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(363)	(363)
Other comprehensive income	—	—	—	—	—	931	—	—	931
Net issuance of restricted shares	160	—	—	—	(18)	—	—	—	(18)
Stock-based compensation	—	—	—	—	539	—	—	—	539
Balance, March 31, 2015	14,380	$14	(2,814)	$(81,355)	$267,965	$(14,275)	$179,386	$(378)	$351,357

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2015	2014
		(Revised)
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(7,613)	$1,967
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from equity method investees	2,110	1,433
Stock-based compensation expense	539	617
Depreciation and amortization	5,994	6,163
Deferred income tax provision (benefit)	(598)	78
Gain on sales of marketable securities	(135)	(2,991)
Loss on financial instrument obligations	186	—
Loss on change to equity method at fair value	2,807	—
Other	434	27
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,167	(160)
Prepaid expenses and other assets	(3,152)	(1,802)
Accounts payable and other liabilities	4,583	4,526
Net cash provided by operating activities	15,322	9,858

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	—	(530)
Purchases of property and equipment	(1,304)	(3,279)
Proceeds from sale of property and equipment	27	26
Purchases of marketable securities	(5,058)	(51,843)
Sales of marketable securities	6,773	40,579
Proceeds from issuance of financial instrument obligations	89	—
Repayments of financial instrument obligations	(278)	—
Other investments	—	(3,000)
Reclassification of restricted cash	3	—
Net cash provided by (used in) investing activities	252	(18,047)

Cash Flows From Financing Activities:
Repurchases of common stock - treasury shares	—	(1,377)
Repayment of subordinated notes	—	(346)
Repayments of capital lease obligations	(107)	(101)
Repayments of long-term debt	(3,303)	(3,304)
Net cash used in financing activities	(3,410)	(5,128)

Net increase (decrease) in cash and cash equivalents	12,164	(13,317)
Effect of foreign currency translation on cash and cash equivalents	2	—
Cash and cash equivalents at beginning of period	51,910	73,602

Cash and cash equivalents at end of period	$64,076	$60,285

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

The accompanying unaudited consolidated financial statements of Steel Excel and its subsidiaries, which have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014. The Company believes that all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation have been included in the financial statements. The operating results of any period are not necessarily indicative of the results for the entire year or any future period.

During 2015, the Company identified an error in the manner in which the provision for income taxes had been recorded for all quarterly and annual periods in the years ended December 31, 2014 and 2013. The Company's balance sheet at December 31, 2014, and its statement of operations, statement of comprehensive income, and statement of cash flows for the three months ended March 31, 2014, have been revised to reflect the correction of these errors (see Note 3).

Certain other prior period amounts have been reclassified to conform to the 2015 financial statement presentation.

2.	Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Upon adoption, ASU No. 2015-03 should be applied retrospectively, with the balance sheet of each individual period presented adjusted to reflect the period-specific effects of applying the standard. The Company does not expect the adoption of ASU No. 2015-03 to have a material effect on its consolidated financial statements.

3.	Revised Financial Statements

During 2015, the Company identified an error related to the manner in which the change in valuation allowance for deferred tax assets was reflected in its financial statements for all annual and quarterly periods in the years ended December 31, 2014 and 2013. The change in valuation allowance, which resulted from a change in deferred tax liabilities related to unrealized gains on available-for-sale securities, was recognized as a component of income from continuing operations, resulting in a benefit from or provision for income taxes allocated to continuing operations in each period, with an offsetting provision for or benefit from income taxes allocated to other comprehensive income relating to unrealized gains or losses on available-for-sale securities. Upon subsequent review, the Company determined that proper intra-period allocation of the provision for income taxes would have resulted in this change in valuation allowance being allocated to other comprehensive income, resulting in no provision or benefit for such item. In periods in which the valuation allowance decreased, the impact of this error was an overstatement of income from continuing operations and an understatement of other comprehensive income; in periods in which the valuation allowance increased, the impact of this error was an understatement of income from continuing operations and an overstatement of other comprehensive income.

The correction of this error has resulted in adjustments to the Company's balance sheet at December 31, 2014, and its statement of operations, statement of comprehensive income, and statement of cash flows for the three months ended March 31,

2014. In addition, the Company's disclosures for the three months ended March 31, 2014, related to income taxes (see Note 12) and net income (loss) per share (see Note 14) have been revised to reflect the impact of these adjustments.

As a result of these adjustments, there was no impact on any of the assets or liabilities reported at December 31, 2014, nor was there any impact on any component of income before income taxes and equity method loss for the three months ended March 31, 2014. The impact of these adjustments on the individual line items of the Company's financial statements was as follows:

Balance Sheet at December 31, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Stockholders' equity:
Common stock	$14	$—	$14
Additional paid-in capital	267,444	—	267,444
Accumulated other comprehensive income	(18,730)	3,524	(15,206)
Retained earnings	190,160	(3,524)	186,636
Treasury stock, at cost	(81,355)	—	(81,355)
Total Steel Excel Inc. stockholders' equity	357,533	—	357,533
Non-controlling interest	(15)	—	(15)
Total stockholders' equity	$357,518	$—	$357,518

Statement of Operations for the three months ended March 31, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands, except per-share data)
Income before income taxes and equity method loss	$3,595	$—	$3,595
Benefit from (provision for) income taxes	1,903	(2,098)	(195)
Loss from equity method investees, net of taxes	(1,433)	—	(1,433)

Net income	4,065	(2,098)	1,967
Net loss attributable to non-controlling interests in consolidated entities	326	—	326

Net income attributable to Steel Excel Inc.	$4,391	$(2,098)	$2,293

Basic and diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$0.37	$(0.18)	$0.19

Statement of Comprehensive Income for the three months ended March 31, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income (loss)	$4,065	$(2,098)	$1,967
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—
Reclassification to realized gains	—	—	—
Net foreign currency translation adjustment (A)	—	—	—

Marketable securities:
Gross unrealized gains on marketable securities, net of tax (B)	5,259	2,764	8,023
Reclassification to realized gains, net of tax (C)	(1,268)	(666)	(1,934)
Net unrealized gain on marketable securities, net of taxes	3,991	2,098	6,089

Comprehensive income (loss)	8,056	—	8,056
Comprehensive loss attributable to non-controlling interest	326	—	326

Comprehensive income (loss) attributable to Steel Excel Inc.	$8,382	$—	$8,382

(A) No tax effect on cumulative translation adjustments
(B) Tax provision on gross unrealized gains	$(2,764)	$2,764	$—
(C) Tax benefit on reclassifications to realized gains (losses)	$666	$(666)	$—

Statement of Cash Flows for the three months ended March 31, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income	$4,065	$(2,098)	$1,967
Deferred income tax provision (benefit)	$(2,020)	$2,098	$78
Cash provided by operating activities	$9,858	$—	$9,858

The selected quarterly financial data for the years ended December 31, 2014 and 2013, revised to reflect the adjustments to correct the error, is as follows:

	Quarter Ended:
	March 31	June 30	September 30	December 31 (A)
	(in thousands, except per-share data)
Year Ended December 31, 2014 (B)
Net revenues	$45,159	$51,924	$58,583	$54,482
Gross profits	$10,058	$15,003	$17,183	$13,799
Net income (loss) from continuing operations	$1,967	$7,657	$75	$(33,968)
Net income (loss)	$1,967	$7,657	$75	$(33,462)
Net income (loss) attributable to Steel Excel Inc.	$2,293	$7,668	$(163)	$(33,605)
Net income (loss) from continuing operations attributable to Steel Excel Inc.	$2,293	$7,668	$(163)	$(33,832)
Net income (loss) from continuing operations attributable to Steel Excel Inc. per share of common stock
Basic	$0.19	$0.64	$(0.01)	$(2.97)
Diluted	$0.19	$0.64	$(0.01)	$(2.97)

Year Ended December 31, 2013 (C)
Net revenues	$26,351	$28,761	$31,420	$33,496
Gross profits	$6,983	$8,041	$8,010	$9,120
Net income from continuing operations	$1,602	$732	$2,383	$8,150
Net income	$1,207	$538	$1,495	$4,087
Net income attributable to Steel Excel Inc.	$1,543	$723	$1,806	$6,599
Net income from continuing operations attributable to Steel Excel Inc.	$1,622	$768	$2,205	$8,428
Net income from continuing operations attributable to Steel Excel Inc. per share of common stock
Basic	$0.13	$0.06	$0.18	$0.69
Diluted	$0.13	$0.06	$0.18	$0.69

(A) Includes goodwill impairments of $36.7 million and a foreign tax benefit of $1.7 million.
(B) Reflects adjustments to correct the provision for income taxes of $2.1 million, $1.1 million, $(1.0) million, and $(2.2) million in the four sequential quarters of 2014, respectively.
(C) Reflects adjustments to the provision for income taxes of $1.8 million, $0.3 million, $0.7 million, and $0.7 million in the four sequential quarters of 2013, respectively.

4.	Acquisitions

In February 2014, UK Elite Soccer, Inc. ("UK Elite"), the Sports' segment soccer operation, acquired the business and assets of an independent provider of soccer clinics and camps for a total purchase price of $0.5 million. In connection with this acquisition, the Company recognized approximately $0.5 million in intangible assets representing customer relationships.

5.	Investments

Marketable Securities

All of the Company's marketable securities at March 31, 2015, and December 31, 2014, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". Marketable securities at March 31, 2015, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$41,704	$—	$—	$41,704
Mutual funds	17,030	4,713	(272)	21,471
Corporate securities	88,392	8,963	(25,277)	72,078
Corporate obligations	32,396	481	(2,041)	30,836
Total available-for-sale securities	179,522	14,157	(27,590)	166,089
Amounts classified as cash equivalents	(41,704)	—	—	(41,704)
Amounts classified as marketable securities	$137,818	$14,157	$(27,590)	$124,385

Marketable securities at December 31, 2014, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$42,681	$—	$—	$42,681
Mutual funds	17,030	4,262	(322)	20,970
Corporate securities	103,761	7,821	(23,732)	87,850
Corporate obligations	32,486	592	(3,441)	29,637
Total available-for-sale securities	195,958	12,675	(27,495)	181,138
Amounts classified as cash equivalents	(42,681)	—	—	(42,681)
Amounts classified as marketable securities	$153,277	$12,675	$(27,495)	$138,457

Proceeds from sales of marketable securities were $6.8 million and $40.6 million for the three months ended March 31, 2015 and 2014, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross realized gains	$510	$3,200
Gross realized losses	(375)	(209)
Realized gains (losses), net	$135	$2,991

The fair value of the Company’s marketable securities with unrealized losses at March 31, 2015, all of which had unrealized losses for periods of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$40,326	$(25,277)
Corporate obligations	14,741	(2,041)
Mutual funds	4,922	(272)
Total	$59,989	$(27,590)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2014, all of which had unrealized losses for periods of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$39,869	$(23,732)
Corporate obligations	13,530	(3,441)
Mutual funds	4,873	(322)
Total	$58,272	$(27,495)

Gross unrealized losses primarily related to losses on corporate securities. The Company has evaluated such securities, which primarily consist of investments in in equity securities of publicly-traded entities, as of March 31, 2015, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities at March 31, 2015, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities:
Mature in one year or less	$202	$207
Mature in more than three years	32,194	30,629
Total debt securities	32,396	30,836
Securities with no contractual maturities	147,126	135,253
Total	$179,522	$166,089

Financial Instrument Obligations

Financial instrument obligations consisted of the following:

	March 31, 2015		December 31, 2014
	Initial Obligation	Estimated Fair Value	Initial Obligation	Estimated Fair Value
	(in thousands)
Corporate securities	$675	$744	$666	$621
Market indices	18,685	20,540	18,685	20,451
Covered call options	55	24	7	4
Naked put options	—	—	109	235
Total	$19,415	$21,308	$19,467	$21,311

For the three months ended March 31, 2015, the Company incurred losses on the financial instrument obligations totaling $0.2 million, which are included as a component of "Other income (expense), net" in the Company's consolidated statements of operations.

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC ("Again Faster"), a fitness equipment company. In August 2013, the Company acquired approximately 44.7% of the common stock of iGo, Inc. (“iGo”), a provider of mobile accessories. Both Again Faster and iGo are accounted for using the traditional method of accounting for equity-method investments, with the Company recognizing its equity in the income and losses of each entity on a one-quarter lag basis.

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

In January 2015, two members of the Company's board of directors were appointed to the eight-member board of directors of Aviat Networks, Inc. ("Aviat"), a global provider of microwave networking solutions. At the time of the appointment, the Company held 8,041,892 shares of Aviat, or approximately 12.9% of the total outstanding common stock. Effective as of the date of the appointment, the investment in Aviat has been accounted for as an equity-method investment as the Company’s voting interest and board representation provide it with significant influence over Aviat's operations. The Company elected the fair value option to account for its investment in Aviat, with changes in fair value based on the market price of Aviat's common stock recognized currently as income or loss from equity method investees, in order to more appropriately reflect the value of Aviat in its financial statements. Prior to such time the investment in Aviat was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $2.8 million that had previously been included as a component of "accumulated other comprehensive income".

The following table summarizes the Company's equity-method investments.

	Ownership		Carrying Value		Income (Loss) Recognized
					Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	March 31, 2014
			(in thousands)
Traditional equity method
Again Faster	40.0%	40.0%	$2,683	$3,105	$(422)	$(129)
iGo	46.9%	46.9%	2,885	2,600	285	(1,304)

Fair value option
API	20.6%	20.6%	23,669	24,355	(686)	—
Aviat	12.9%		9,571		(1,287)	—
Total			$38,808	$30,060	$(2,110)	$(1,433)

Based on the closing market price of iGo’s publicly-traded shares, the value of the Company’s investment in iGo was approximately $3.3 million at March 31, 2015.

The following table presents summarized income statement information for the Company's significant equity-method investees for three months ended March 31, 2015. The summarized income statement information is for the most recent practicable period for equity-method investments accounted for using the fair value option and as of the date through which Company has recognized its equity in the income of the investee for equity-method investments accounted for using the traditional method. The summarized income statement information is included for the periods during which such significant equity-method investments were accounted for as equity-method investments.

Amount
(in thousands)
Revenues	$143,350
Gross profit	$38,149
Loss from continuing operations	$(5,379)
Net loss	$(5,479)
Net loss attributable to investees	$(5,479)

Other Investments

The Company's other investments at March 31, 2015, include a $25.0 million cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. The investment in the limited partnership had an approximate fair value of $26.7 million at March 31, 2015, based on the net asset value indicated in the monthly statement received from the partnership. The Company's other investments at March 31, 2015, also include an investment in a venture capital fund totaling $0.5 million and a promissory note with an amortized cost of $3.0 million, which is a reasonable approximation of fair value at March 31, 2015.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$64,076	$64,076	$—	$—
Restricted cash	21,308	21,308	—	—
Mutual funds(2)	21,471	21,471	—	—
Corporate securities(2)	72,078	59,890	—	12,188
Corporate obligations(2)	30,836	—	12,134	18,702
Investments in equity-method investees	33,240	33,240	—	—
Investments in certain funds(3)	483	—	—	483
Total assets	$243,492	$199,985	$12,134	$31,373

Liabilities
Financial instrument obligations	$(21,308)	$(21,308)	$—	$—

(1)	Reported within "Cash and cash equivalents"

(2)	Reported within “Marketable securities”

(3)	Reported within "Other investments"

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$51,910	$51,910	$—	$—
Mutual funds(2)	20,970	20,970	—	—
Corporate securities(2)	87,850	72,798	—	15,052
Corporate obligations(2)	29,637	—	10,793	18,844
Investments in certain funds(3)	525	—	—	525
Total	$190,892	$145,678	$10,793	$34,421

Liabilities
Financial instrument obligations	$(21,311)	$(21,311)	$—	$—

(1)	Reported within "Cash and cash equivalents."

(2)	Reported within “Marketable securities.”

(3)	Reported within "Other investments."

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2015.

Changes in the fair value of assets valued using Level 3 measurement inputs during the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$34,421	$24,209
Purchases	—	5,299
Sales	(163)	(1,974)
Unrealized gains (losses)	(2,885)	2,857
Balance, end of period	$31,373	$30,391

Realized gains and losses on the sale of investments using Level 3 measurement inputs are recognized as a component of "Other income (expense), net". Unrealized gains and losses on investments using Level 3 measurement inputs are recognized as a component of "Other comprehensive income".

The carrying value of the Company's long-term debt (see Note 9) is a reasonable approximation of its fair value since it is a variable-rate obligation.

7.	Property and Equipment

Property and equipment at March 31, 2015, and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Rigs and other equipment	$116,235	$115,391
Buildings and improvements	19,206	18,977
Land	1,893	1,893
Vehicles	2,304	2,197
Furniture and fixtures	776	673
Assets in progress	298	644
	140,712	139,775
Accumulated depreciation	(36,407)	(32,588)
Property and equipment, net	$104,305	$107,187

Depreciation expense was $3.8 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively.

8.	Goodwill and Other Intangible Assets

The Company's intangible assets at March 31, 2015, and December 31, 2014, all of which are subject to amortization, consisted of the following:

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Energy segment:
Customer relationships	$54,430	$(23,805)	$30,625	$54,430	$(21,938)	$32,492
Trade names	4,860	(3,317)	1,543	4,860	(3,161)	1,699
Non-compete agreement	120	(31)	89	120	(25)	95
	59,410	(27,153)	32,257	59,410	(25,124)	34,286

Sports segment:
Customer relationships	2,089	(805)	1,284	2,089	(678)	1,411
Trade names	122	(43)	79	122	(37)	85
	2,211	(848)	1,363	2,211	(715)	1,496

Total	$61,621	$(28,001)	$33,620	$61,621	$(25,839)	$35,782

Amortization expense was $2.2 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.

Estimated aggregate amortization expense related to the intangible assets for the remainder of 2015 and subsequent years is as follows:

Amount
(in thousands)
Remainder of 2015	$6,049
2016	7,202
2017	5,972
2018	5,229
2019	2,814
Thereafter	6,354
Total	$33,620

The changes to the Company’s carrying amount of goodwill were as follows:

	Three Months Ended March 31, 2015			Year ended December 31, 2014
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance, beginning of period	$28,693	$2,171	$30,864	$65,359	$2,171	$67,530
Impairments	—	—	—	(36,666)	—	(36,666)
Balance, end of period	$28,693	$2,171	$30,864	$28,693	$2,171	$30,864

The components of goodwill at March 31, 2015, and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Goodwill	$73,095	$73,095
Accumulated impairment	(42,231)	(42,231)
Net goodwill	$30,864	$30,864

9.	Long-term Debt

Steel Energy has a credit agreement, as amended (the “Amended Credit Agreement”), with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank that provides for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable.
Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The carrying values as of March 31, 2015, of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement were as follows:

Amount
(in thousands)
Cash and cash equivalents	$41,734
Accounts receivable	16,710
Property and equipment, net	96,210
Intangible assets, net	32,257
Total	$186,911
The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. At March 31, 2015, $76.0 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for the remainder of 2015 and subsequent years are as follows:

Amount
(in thousands)
Remainder of 2015	$9,911
2016	13,214
2017	13,214
2018	39,643
Total	75,982
Less current portion	13,214
Total long-term debt	$62,768
The interest rate on the borrowings under the Amended Credit Agreement was 2.8% at March 31, 2015. For the three months ended March 31, 2015 and 2014, the Company incurred interest expense of $0.6 million and $0.8 million, respectively, in connection with the Amended Credit Agreement. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of March 31, 2015.

10.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Accrued compensation and related taxes	$5,285	$5,471
Deferred compensation	3,515	—
Deferred revenue	3,494	1,308
Insurance	2,535	—
Professional services	264	763
Accrued fuel and rig-related charges	2,076	601
Tax-related	120	238
Other	430	535
Total	$17,719	$8,916

“Other long-term liabilities” at December 31, 2014, primarily consisted deferred compensation arrangements that are expected to be paid out in 2016.

11.	Other Income (Expense), net

"Other income (expense), net" consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Investment income	$1,564	$1,589
Realized gain on sales of marketable securities, net	135	2,991
Realized loss on financial instrument obligations	(186)	—
Realized loss upon change to equity method at fair value	(2,807)	—
Foreign exchange loss	(288)	—
Other	(147)	(63)
Other income (expense), net	$(1,729)	$4,517

12.	Income Taxes

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

For the three months ended March 31, 2015, the Company recognized a benefit from income taxes of $0.4 million, which primarily reflects the allowable benefit recognized from a valuation allowance adjustment resulting from an increase in deferred tax liabilities related to net unrealized gains on marketable securities. For the three months ended March 31, 2014, the Company recognized a provision for income taxes of $0.2 million, which primarily reflects state and alternative minimum taxes.

13.    Stock Benefit Plans

The Company grants equity-based awards to employees under its 2004 Equity Incentive Plan, as amended (the “2004 Plan”), and grants equity-based awards to non-employee directors under its 2006 Director Plan, as amended (the "2006 Plan", and together with the “2004 Plan”, the "Equity Plans"). Stock-based compensation expense by type of award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the three months ended March 31, 2015 and 2014, was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock options	$—	$22
Restricted stock	539	595
Total stock-based compensation	$539	$617

Restricted stock activity in the Equity Plans during the three months ended March 31, 2015, was as follows:

Amount
(in thousands)
Non-vested stock, January 1, 2015	57
Awarded	161
Vested	(3)
Non-vested stock, March 31, 2015	215

The Company did not grant any stock options during the three months ended March 31, 2015.

14.	Net Income (Loss) Per Share

Basic net income (loss) attributable to Steel Excel per share of common stock is computed by dividing net income (loss) attributable to Steel Excel by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to Steel Excel gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
		(Revised)
	(in thousands, except per share data)
Numerators:
Net income (loss)	$(7,613)	$1,967
Non-controlling interest	363	326
Net income (loss) attributable to Steel Excel Inc.	$(7,250)	$2,293

Denominators:
Basic weighted average common shares outstanding	11,475	11,981
Effect of dilutive securities:
Stock-based awards	—	18
Diluted weighted average common shares outstanding	11,475	11,999

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(0.63)	$0.19

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(0.63)	$0.19

The number of shares used in the calculation of diluted earnings (loss) per share for the three months ended March 31, 2015, excluded 15,000 incremental shares related to restricted stock awards.  Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect on the loss from continuing operations.

15.	Accumulated Other Comprehensive Income

Changes in the components of "Accumulated other comprehensive income" were as follows:

	Unrealized Gains on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance, January 1, 2015	$(14,821)	$(385)	$(15,206)

Other comprehensive income (loss) before reclassifications	1,114	2	1,116
Reclassifications from accumulated other comprehensive income	(185)	—	(185)
Current period other comprehensive income	929	2	931

Balance, March 31, 2015	$(13,892)	$(383)	$(14,275)

Amounts reclassified for realized gains on marketable securities for the three months ended March 31, 2015, are reported as a component of "Other income (expense), net" in the consolidated statement of operations.

16.	Segment Information

The Company currently reports its business in two reportable segments - Energy and Sports. The Company measures profit or loss of its segments based on operating income (loss) before goodwill impairments.

Segment information relating to the Company's results from continuing operations was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
Energy	$37,132	$43,913
Sports	1,753	1,246
Total revenues	$38,885	$45,159

Operating income (loss) before goodwill impairments
Energy	$2,359	$5,467
Sports	(2,539)	(2,032)
Total segment operating income (loss)	(180)	3,435
Corporate and other business activities	(3,324)	(3,489)
Interest expense	(642)	(868)
Other income (expense), net	(1,729)	4,517
Income (loss) before income taxes and equity method loss	$(5,875)	$3,595

Depreciation and amortization expense:
Energy	$5,565	$5,793
Sports	429	370
Total depreciation and amortization expense	$5,994	$6,163

Segment information related to the Company's assets was as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Sports	$18,559	$18,625
Energy	220,068	220,262
Corporate and other business activities	235,471	240,467
Total assets	$474,098	$479,354

17.	Related Party Transactions

Steel Partners Holdings L.P. ("SPLP") beneficially owned approximately 57.2% of the Company’s outstanding common stock as of March 31, 2015. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Each of Warren G. Lichtenstein and Jack L. Howard is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

The Company has contracted with SP Corporate Services LLC (“SP Corporate”), an affiliate of SPLP, to provide executive and financial management services in the areas of finance, regulatory reporting, and other administrative and operational functions, including the services of a chief financial officer. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the three months ended March 31, 2015 and 2014, the Company incurred expenses of $2.2 million and $2.2 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. The Company owed SP Corporate and its affiliates $0.1 million at March 31, 2015.

The Company uses several firms to execute trades of its marketable securities and certain of its other investments. The Company uses Mutual Securities, Inc. ("Mutual Securities"), to execute certain trades, including repurchases of the Company's common stock. Jack L. Howard, the Company's principal executive officer, is a registered principal of Mutual Securities and receives commission payments from Mutual Securities after deductions for fees and expenses. During the three months ended March 31, 2015 and 2014, the Company paid commissions to Mutual Securities totaling $11,000 and $123,000, respectively.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

At March 31, 2015, the Company held $9.3 million of short-term deposits at WebBank, an affiliate of SPLP. For the three months ended March 31, 2015 and 2014, the Company recorded interest income of $16,000 and $7,000, respectively, on such deposits.

18.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing and financing activities for the three months ended March 31, 2015 and 2014, was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest paid	$556	$735
Income taxes paid, net of refunds	$61	$44

Non-cash investing and financing activities:
Reclassification of available-for-sale securities to equity method investment	$10,858	$—
Securities received in exchange for financial instrument obligations	$76	$—
Securities delivered in exchange for settlement of financial instrument obligations	$76	$—
Restricted stock awards surrendered to satisfy tax withholding obligations upon vesting	$18	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See Item I Part 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2014, for a description of certain factors that might cause such a difference.

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

In February 2014, U.K. Elite Soccer, Inc. ("UK Elite"), the Sports' segment soccer operation, acquired the business and assets of an independent provider of soccer clinics and camps for approximately $0.5 million in cash.

During 2015, the Company identified an error related to the manner in which the change in valuation allowance for deferred tax assets was reflected in its financial statements for all annual and quarterly periods in the years ended December 31, 2014 and 2013. The change in valuation allowance, which resulted from a change in deferred tax liabilities related to unrealized gains on available-for-sale securities, was recognized as a component of income from continuing operations, resulting in a benefit from or provision for income taxes allocated to continuing operations in each period, with an offsetting provision for or benefit from income taxes allocated to other comprehensive income relating to unrealized gains or losses on available-for-sale securities. Upon subsequent review, the Company determined that proper intra-period allocation of the provision for income taxes would have resulted in this change in valuation allowance being allocated to other comprehensive income, resulting in no provision or benefit for such item. In periods in which the valuation allowance decreased, the impact of this error was an overstatement of income from continuing operations and an understatement of other comprehensive income; in periods in which the valuation allowance increased, the impact of this error was an understatement of income from continuing operations and an overstatement of other comprehensive income. The correction of this error has resulted in adjustments to the Company's balance sheet at December 31, 2014, and its statement of operations, statement of comprehensive income, and statement of cash flows for the three months ended March 31, 2014.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

Recent developments in the oil services industry had an adverse effect on the results of operations of the Company's Energy segment in the first quarter of 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies (the "E&P Companies"), cutting back on their capital expenditures, which resulted in reduced drilling activity. In addition, the E&P Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in the first quarter of 2015 and will continue to adversely impact its operations throughout 2015. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. The Company has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting drilling rig count in the basins in which it operates, and the Company's ability to return to the pricing and service levels of the past as oil prices increase. Although the impact on the Energy segment's results of operations in 2015 remains uncertain, the drilling rig count in North America has declined significantly and continues to decline, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. As a result, the Company expects the Energy segment to continue to experience a decline in operating income in 2015 as compared to the 2014 results.

Three months ended March 31, 2015, compared to three months ended March 31, 2014

Net revenues for the three months ended March 31, 2015, decreased by $6.3 million as compared to the 2014 period. Net revenues from the Company's Energy segment decreased by $6.8 million, or 15.4%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the Company's Sports segment increased by $0.5 million from an increase in revenues from UK Elite primarily as a result of operating the business acquired during the 2014 period for the full period in 2015.

Gross profit for the three months ended March 31, 2015, decreased by $3.4 million as compared to the 2014 period, and as a percentage of revenue declined to 17.2% in the first quarter of 2015 from 22.3% in the comparable 2014 period. Gross profit in the Energy segment decreased by $3.4 million, and as a percentage of revenue declined to 17.3% in the first quarter of 2015 from 22.5% in the comparable 2014 period. Gross profit in the Energy segment decreased as a result of the decline in revenues. Gross profit in the Sports segment in the 2015 period increased by $0.1 million.

SG&A expenses in the first quarter 2015 increased by $0.6 million as compared to the comparable 2014 period. SG&A expenses in the Energy segment increased by $0.2 million. SG&A expenses in the Sports segment increased by $0.6 million primarily as a result of additional costs incurred at UK Elite associated with the business acquired in the 2014 period. SG&A expenses in corporate and other business activities decreased by $0.2 million.

The Company incurred an operating loss of $3.5 million in the first quarter of 2015 as compared to an operating loss of $0.1 million in the 2014 period. Operating income in the Energy segment decreased by $3.1 million as a result of the decline in revenues and margins that resulted from the adverse effects the decline in energy prices had on the oil services industry. The expected seasonal operating loss in the Sports segment increased by $0.5 million primarily due to the operating results of UK Elite. The operating loss from Corporate and other business activities decreased by $0.2 million.

Amortization of intangibles in the first quarter 2015 decreased by $0.5 million as compared to the comparable 2014 period as a result of a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

Interest expense of $0.6 million in the first quarter 2015 decreased by $0.2 million as compared to the 2014 period primarily as a result of the repayment of long-term debt.

Other expense of $1.7 million in the first quarter 2015 primarily represented a realized loss of $2.8 million recognized upon initially accounting for an investment under the equity method of accounting at fair value and a foreign exchange loss of $0.3 million, partially offset by investment income of $1.6 million. Other income of $4.5 million in the first quarter 2014 primarily represented realized gains on the sale marketable securities of $3.0 million and investment income of $1.6 million.

The Company recognized a benefit from income taxes of $0.4 million for the three months ended March 31, 2015, which primarily reflects the allowable benefit recognized from a valuation allowance adjustment resulting from an increase in deferred tax liabilities related to net unrealized gains on marketable securities. The Company recognized a provision for income taxes of $0.2 million for the three months ended March 31, 2014, which primarily reflects state and alternative minimum taxes.

Financial Condition

Steel Energy Services Ltd. ("Steel Energy") has a credit agreement, as amended (the “Amended Credit Agreement”), that provides for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Amended Credit Agreement, which totaled $76.0 million at March 31, 2015, are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Energy Services, Ltd. ("Black Hawk Ltd."). Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of March 31, 2015.

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at March 31, 2015, totaled $64.1 million and $124.4 million, respectively. Working capital in the first three months of 2015 decreased by $17.0 million due primarily to a decrease of $10.9 million from a reclassification of current available-for-sale securities to non-current equity method investments and an increase of $8.0 million in accounts payable and accrued expenses from the reclassification of deferred compensation to a current obligation and the timing of payments.

Cash flows from operating activities increased $5.5 million in the first three months of 2015 as compared to the 2014 period due primarily to an increase in net collections of accounts receivable of $10.3 million, partially offset by a decrease in cash generated from net income of $3.6 million.

During the first three months of 2015, the Company generated $0.3 million of cash from investing activities. The Company received proceeds from sales of marketable securities, net of purchases and restricted cash, of $1.7 million, which was partially offset by $1.3 million in purchases of property and equipment and net repayments of financial instrument obligations of $0.2 million.

During the first three months of 2015, the Company used $3.4 million of cash for financing activities primarily for debt repayments on the Amended Credit Facility of $3.3 million.

At March 31, 2015, the Company had $188.5 million in cash and marketable securities, exclusive of $21.3 million of restricted cash related to short sale transactions on certain financial instruments for which the Company has an obligation to deliver or purchase securities at a later date.

Available-for-sale securities at March 31, 2015, included short-term deposits, corporate debt and equity instruments, and mutual funds, and were recorded on the consolidated balance sheet at fair market value, with any related unrealized gain or loss reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

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

Commitments and Contingencies

Contractual Obligations

There were no other material changes in the Company’s contractual obligations at March 31, 2015, as compared to those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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
Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Upon adoption, ASU No. 2015-03 should be applied retrospectively, with the balance sheet of each individual period presented adjusted to reflect the period-specific effects of applying the standard. The Company does not expect the adoption of ASU No. 2015-03 to have a material effect on its consolidated financial statements.

Critical Accounting Policies

The Company's critical accounting policies have not changed from those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2015, which was the period covered by this quarterly report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 16, 2013, and June 24, 2014, the Company's Board of Directors authorized stock repurchase programs to acquire up to 200,000 shares and 500,000 shares, respectively, of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in compliance with applicable laws and regulations.  The repurchase programs are expected to continue indefinitely, unless shortened by the Board of Directors.  No repurchases were made under the repurchase programs during the three months ended March 31, 2015. The maximum number of shares that may yet be repurchased under the programs was 382,845 at March 31, 2015.

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

Steel Excel Inc.

By:	/s/Jack L. Howard
	Jack L. Howard Vice Chairman (Principal executive officer)	Date:	May 11, 2015

By:	/s/James F. McCabe, Jr.
	James F. McCabe, Jr. Chief Financial Officer (Principal financial officer)	Date:	May 11, 2015