Form 10-Q
period 2015-06-30
Steel Excel Inc.
filed 2015-08-06
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015 or

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

As of July 31, 2015, there were 11,453,858 shares of Steel Excel’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Revised)		(Revised)
	(in thousands, except per-share data)
Net revenues	$35,610	$51,924	$74,495	$97,083

Cost of revenues	27,375	36,921	59,563	72,022

Gross profit	8,235	15,003	14,932	25,061

Operating expenses:
Selling, general and administrative expenses	8,003	8,547	16,042	16,018
Amortization of intangibles	2,075	2,433	4,237	5,074
Total operating expenses	10,078	10,980	20,279	21,092

Operating income (loss)	(1,843)	4,023	(5,347)	3,969

Interest expense	(614)	(822)	(1,256)	(1,690)
Impairment of marketable securities	(22,740)	—	(22,740)	—
Other income (expense), net	3,001	1,964	1,272	6,481

Income (loss) before income taxes and equity method income	(22,196)	5,165	(28,071)	8,760

Benefit from (provision for) income taxes	6,288	(382)	6,660	(577)
Income from equity method investees, net of taxes	5,445	2,874	3,335	1,441

Net income (loss)	(10,463)	7,657	(18,076)	9,624

Net loss (income) attributable to non-controlling interests in consolidated entities	(73)	11	290	337

Net income (loss) attributable to Steel Excel Inc.	$(10,536)	$7,668	$(17,786)	$9,961

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(0.91)	$0.64	$(1.54)	$0.83

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(0.91)	$0.64	$(1.54)	$0.83

Shares used in computing income (loss) per share:
Basic	11,572	11,895	11,524	11,938
Diluted	11,572	11,917	11,524	11,958

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Revised)		(Revised)
	(in thousands)
Net income (loss)	$(10,463)	$7,657	$(18,076)	$9,624
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	14	(1)	14
Reclassification to realized gains	—	—	—	—
Net foreign currency translation adjustment (A)	(3)	14	(1)	14

Marketable securities:
Gross unrealized gains on marketable securities, net of tax (B)	1,950	3,395	3,064	11,418
Reclassification to realized losses (gains), net of tax (C)	12,239	(505)	12,054	(2,439)
Net unrealized gain on marketable securities, net of tax	14,189	2,890	15,118	8,979

Comprehensive income (loss)	3,723	10,561	(2,959)	18,617
Comprehensive loss (income) attributable to non-controlling interest	(73)	11	290	337

Comprehensive income (loss) attributable to Steel Excel Inc.	$3,650	$10,572	$(2,669)	$18,954

(A) No tax effect on cumulative translation adjustments
(B) Tax provision on gross unrealized gains	$(1,159)	$—	$(1,707)	$—
(C) Tax provision on reclassifications to realized gains (losses)	$(6,809)	$—	$(6,718)	$—

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2015	December 31, 2014
		(Revised)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$63,907	$51,910
Restricted cash	21,385	21,311
Marketable securities	124,096	138,457
Accounts receivable (net of allowance for doubtful accounts of $61 in 2015)	15,186	28,016
Other short-term investments	25,000	—
Deferred income taxes	1,696	1,696
Prepaid expenses and other current assets	13,571	4,228
Total current assets	264,841	245,618
Property and equipment, net	101,908	107,187
Goodwill	30,864	30,864
Intangible assets, net	31,545	35,782
Other long-term investments	3,467	28,525
Investments in equity method investees (fair value - $38,834 in 2015 and $24,355 2014)	44,253	30,060
Deferred income taxes	280	80
Other long-term assets	1,075	1,238
Total assets	$478,233	$479,354

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$2,995	$3,936
Accrued expenses and other liabilities	20,862	8,916
Financial instrument obligations	21,385	21,311
Current portion of long-term debt	13,214	13,214
Current portion of capital lease obligations	373	412
Deferred income taxes	85	85
Current liabilities of discontinued operations	450	450
Total current liabilities	59,364	48,324
Capital lease obligations, net of current portion	—	177
Long-term debt, net of current portion	59,464	66,071
Deferred income taxes	3,549	3,549
Other long-term liabilities	—	3,715
Total liabilities	122,377	121,836

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 40,000 shares authorized; 14,399 and 14,220 shares issued in 2015 and 2014, respectively; 11,571 and 11,406 shares outstanding in 2015 and 2014, respectively)	14	14
Additional paid-in capital	269,009	267,444
Accumulated other comprehensive loss	(89)	(15,206)
Retained earnings	168,850	186,636
Treasury stock, at cost (2,828 and 2,814 shares in 2015 and 2014, respectively)	(81,623)	(81,355)
Total Steel Excel Inc. stockholders' equity	356,161	357,533
Non-controlling interest	(305)	(15)
Total stockholders' equity	355,856	357,518
Total liabilities and stockholders' equity	$478,233	$479,354

 See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Steel Excel Inc. Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest
	Shares	Amount	Shares	Amount					Total
	(in thousands)
Balance, January 1, 2015	14,220	$14	(2,814)	$(81,355)	$267,444	$(15,206)	$186,636	$(15)	$357,518
Net loss attributable to Steel Excel Inc.	—	—	—	—	—	—	(17,786)	—	(17,786)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(290)	(290)
Other comprehensive income	—	—	—	—	—	15,117	—	—	15,117
Net issuance of restricted shares	179	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	—	—	1,597	—	—	—	1,597
Repurchases of common stock	—	—	(14)	(268)	—	—	—	—	(268)
Balance, June 30, 2015	14,399	$14	(2,828)	$(81,623)	$269,009	$(89)	$168,850	$(305)	$355,856

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2015	2014
		(Revised)
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(18,076)	$9,624
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investees	(3,335)	(1,441)
Stock-based compensation expense	1,597	1,683
Depreciation and amortization	11,904	12,177
Impairment of marketable securities	22,740	—
Deferred income tax provision (benefit)	(6,713)	204
Gain on sales of marketable securities	(1,963)	(5,067)
Loss on financial instrument obligations	283	669
Loss on change to equity method at fair value	2,807	568
Other	350	285
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,769	(4,293)
Prepaid expenses and other assets	(4,325)	(3,334)
Accounts payable and other liabilities	2,384	5,330
Net cash provided by operating activities	20,422	16,405

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	—	(517)
Purchases of property and equipment	(2,820)	(10,897)
Proceeds from sale of property and equipment	27	357
Investments in equity method investees	—	(144)
Purchases of marketable securities	(14,943)	(73,658)
Sales of marketable securities	16,686	95,740
Maturities of marketable securities	—	4,300
Proceeds from issuance of financial instrument obligations	133	—
Repayments of financial instrument obligations	(342)	—
Other investments	—	(3,000)
Reclassification of restricted cash	(74)	(20,010)
Net cash used in investing activities	(1,333)	(7,829)

Cash Flows From Financing Activities:
Repurchases of common stock - treasury shares	(268)	(5,681)
Repayment of subordinated notes	—	(346)
Repayments of capital lease obligations	(216)	(186)
Repayments of long-term debt	(6,607)	(6,607)
Other financing activities	—	60
Net cash used in financing activities	(7,091)	(12,760)

Net increase (decrease) in cash and cash equivalents	11,998	(4,184)
Effect of foreign currency translation on cash and cash equivalents	(1)	14
Cash and cash equivalents at beginning of period	51,910	73,602

Cash and cash equivalents at end of period	$63,907	$69,432

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

During 2015, the Company identified an error in the manner in which the provision for income taxes had been recorded for all quarterly and annual periods in the years ended December 31, 2014 and 2013. The Company's balance sheet at December 31, 2014, its statements of operations and statements of comprehensive income for the three and six months ended June 30, 2014, and its statement of cash flows for the six months ended June 30, 2014, have been revised to reflect the correction of these errors (see Note 3).

On July 7, 2015, the Company's common stock commenced trading on the Nasdaq Capital Market under the ticker symbol "SXCL". Prior to such date, the Company's common stock traded in the over the counter market and was quoted on the OTCQB marketplace under the ticker symbol "SXCL".

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

During 2015, the Company identified an error related to the manner in which the change in the valuation allowance for deferred tax assets was reflected in its financial statements for all annual and quarterly periods in the years ended December 31, 2014 and 2013. The change in the valuation allowance, which resulted from a change in deferred tax liabilities related to unrealized gains on available-for-sale securities, was recognized as a component of income from continuing operations, resulting in a benefit from or provision for income taxes allocated to continuing operations in each period, with an offsetting provision for or benefit from income taxes allocated to other comprehensive income relating to unrealized gains or losses on available-for-sale securities. Upon subsequent review, the Company determined that proper intra-period allocation of the provision for income taxes would have resulted in this change in the valuation allowance being allocated to other comprehensive income, resulting in no provision or benefit for such item. In periods in which the valuation allowance decreased, the impact of this error was an overstatement of income from continuing operations and an understatement of other comprehensive income; in periods in which the valuation allowance increased, the impact of this error was an understatement of income from continuing operations and an overstatement of other comprehensive income.

The correction of this error has resulted in adjustments to the Company's balance sheet at December 31, 2014, its statements of operations and statements of comprehensive income for the three and six months ended June 30, 2014, and its statement of cash flows for the six months ended June 30, 2014. The correction of this error did not result in any adjustments to the statement of operations or the statement of comprehensive income for the year ended December 31, 2014. In addition, the Company's disclosures for the three and six months ended June 30, 2014, related to income taxes (see Note 12) and net income (loss) per share (see Note 14) have been revised to reflect the impact of these adjustments.

As a result of these adjustments, there was no impact on any of the assets or liabilities reported at December 31, 2014, nor was there any impact on any component of income before income taxes and equity method income for the three and six months ended June 30, 2014. The impact of these adjustments on the individual line items of the Company's financial statements was as follows:

Balance Sheet at December 31, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Stockholders' equity:
Common stock	$14	$—	$14
Additional paid-in capital	267,444	—	267,444
Accumulated other comprehensive income	(18,730)	3,524	(15,206)
Retained earnings	190,160	(3,524)	186,636
Treasury stock, at cost	(81,355)	—	(81,355)
Total Steel Excel Inc. stockholders' equity	357,533	—	357,533
Non-controlling interest	(15)	—	(15)
Total stockholders' equity	$357,518	$—	$357,518

Statement of Operations for the three months ended June 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands, except per-share data)
Income before income taxes and equity method income	$5,165	$—	$5,165
Benefit from (provision for) income taxes	693	(1,075)	(382)
Income from equity method investees, net of taxes	2,874	—	2,874

Net income	8,732	(1,075)	7,657
Net loss attributable to non-controlling interests in consolidated entities	11	—	11

Net income attributable to Steel Excel Inc.	$8,743	$(1,075)	$7,668

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$0.74	$(0.09)	$0.64

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$0.73	$(0.09)	$0.64

Statement of Operations for the six months ended June 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands, except per-share data)
Income before income taxes and equity method income	$8,760	$—	$8,760
Benefit from (provision for) income taxes	2,596	(3,173)	(577)
Income from equity method investees, net of taxes	1,441	—	1,441

Net income	12,797	(3,173)	9,624
Net loss attributable to non-controlling interests in consolidated entities	337	—	337

Net income attributable to Steel Excel Inc.	$13,134	$(3,173)	$9,961

Basic and diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$1.10	$(0.27)	$0.83

Statement of Comprehensive Income for the three months ended June 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income (loss)	$8,732	$(1,075)	$7,657
Other comprehensive income (loss):
Foreign currency translation adjustment	14	—	14
Reclassification to realized gains	—	—	—
Net foreign currency translation adjustment (A)	14	—	14

Marketable securities:
Gross unrealized gains on marketable securities, net of tax (B)	2,124	1,271	3,395
Reclassification to realized gains, net of tax (C)	(309)	(196)	(505)
Net unrealized gain on marketable securities, net of tax	1,815	1,075	2,890

Comprehensive income (loss)	10,561	—	10,561
Comprehensive loss attributable to non-controlling interest	11	—	11

Comprehensive income (loss) attributable to Steel Excel Inc.	$10,572	$—	$10,572

(A) No tax effect on cumulative translation adjustments
(B) Tax provision on gross unrealized gains	$(1,271)	$1,271	$—
(C) Tax benefit on reclassifications to realized gains (losses)	$196	$(196)	$—

Statement of Comprehensive Income for the six months ended June 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income (loss)	$12,797	$(3,173)	$9,624
Other comprehensive income (loss):
Foreign currency translation adjustment	14	—	14
Reclassification to realized gains	—	—	—
Net foreign currency translation adjustment (A)	14	—	14

Marketable securities:
Gross unrealized gains on marketable securities, net of tax (B)	7,383	4,035	11,418
Reclassification to realized gains, net of tax (C)	(1,577)	(862)	(2,439)
Net unrealized gain on marketable securities, net of tax	5,806	3,173	8,979

Comprehensive income (loss)	18,617	—	18,617
Comprehensive loss attributable to non-controlling interest	337	—	337

Comprehensive income (loss) attributable to Steel Excel Inc.	$18,954	$—	$18,954

(A) No tax effect on cumulative translation adjustments
(B) Tax provision on gross unrealized gains	$(4,035)	$4,035	$—
(C) Tax benefit on reclassifications to realized gains (losses)	$862	$(862)	$—

Statement of Cash Flows for the six months ended June 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income	$12,797	$(3,173)	$9,624
Deferred income tax provision (benefit)	$(2,969)	$3,173	$204
Cash provided by operating activities	$16,405	$—	$16,405

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

In 2014, UK Elite Soccer, Inc. ("UK Elite"), the Sports' segment soccer operation, acquired the businesses and assets of three independent providers of soccer clinics and camps for a total purchase price of $1.0 million, or approximately $0.5 million net of cash acquired. In connection with these acquisitions, the Company recognized approximately $0.2 million in current assets, primarily trade receivables, approximately $0.6 million in current liabilities, primarily deferred revenue, and approximately $0.9 million in intangible assets representing customer relationships.

In December 2013, Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc., a provider of drilling and production services to the oil and gas industry, for approximately $59.6 million in cash. In April 2015, the Company received $0.5 million from the third-party escrow account as a purchase price adjustment to cover certain costs incurred. The purchase price adjustment, which occurred after the one-year measurement period, was recognized as a reduction of "Selling, general, and administrative expenses" in the consolidated statements of operations for the three and six months ended June 30, 2015.

5.	Investments

Marketable Securities

All of the Company's marketable securities at June 30, 2015, and December 31, 2014, were classified as "available-for-sale" securities. Changes in fair value are recognized in stockholders' equity as "other comprehensive income (loss)", except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to operations. The Company's marketable securities at June 30, 2015, include investments in the common units of Steel Partners Holdings L.P. ("SPLP"), which beneficially owned approximately 57.1% of the Company's common stock as of June 30, 2015. The SPLP common units held by the Company are classified as "available-for-sale" securities. As of June 30, 2015, the Company held 204,712 SPLP common units that had a fair value of approximately $3.6 million and an unrealized loss of approximately $33,000.

Marketable securities at June 30, 2015, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$39,697	$—	$—	$39,697
Mutual funds	11,835	4,526	—	16,361
Corporate securities	68,333	7,636	(2,532)	73,437
Corporate obligations	35,205	659	(1,566)	34,298
Total available-for-sale securities	155,070	12,821	(4,098)	163,793
Amounts classified as cash equivalents	(39,697)	—	—	(39,697)
Amounts classified as marketable securities	$115,373	$12,821	$(4,098)	$124,096

Marketable securities at December 31, 2014, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$42,681	$—	$—	$42,681
Mutual funds	17,030	4,262	(322)	20,970
Corporate securities	103,761	7,821	(23,732)	87,850
Corporate obligations	32,486	592	(3,441)	29,637
Total available-for-sale securities	195,958	12,675	(27,495)	181,138
Amounts classified as cash equivalents	(42,681)	—	—	(42,681)
Amounts classified as marketable securities	$153,277	$12,675	$(27,495)	$138,457

Proceeds from sales of marketable securities were $16.7 million and $95.7 million for the six months ended June 30, 2015 and 2014, respectively, and $9.9 million and $55.2 million for the three months ended June 30, 2015 and 2014, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross realized gains	$2,246	$3,196	$2,756	$6,396
Gross realized losses	(418)	(1,120)	(793)	(1,329)
Realized gains (losses), net	$1,828	$2,076	$1,963	$5,067

The fair value of the Company’s marketable securities with unrealized losses at June 30, 2015, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$22,387	$(2,532)	$—	$—	$22,387	$(2,532)
Corporate obligations	8,507	(1,412)	4,692	(154)	13,199	(1,566)
Total	$30,894	$(3,944)	$4,692	$(154)	$35,586	$(4,098)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2014, all of which had unrealized losses for periods of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$39,869	$(23,732)
Corporate obligations	13,530	(3,441)
Mutual funds	4,873	(322)
Total	$58,272	$(27,495)

Gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on the Company's evaluation of such securities, it has determined that certain unrealized losses represented other-than-temporary impairments as of June 30, 2015. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. The Company recognized an impairment charge of approximately $22.7 million for the three and six months ended June 30, 2015, equal to the excess of the costs basis of such securities in excess of their fair values. The Company has determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of June 30, 2015. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities at June 30, 2015, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities that mature in more than three years	$35,205	$34,298
Securities with no contractual maturities	119,865	129,495
Total	$155,070	$163,793

Financial Instrument Obligations

Financial instrument obligations consisted of the following:

	June 30, 2015		December 31, 2014
	Initial Obligation	Estimated Fair Value	Initial Obligation	Estimated Fair Value
	(in thousands)
Corporate securities	$675	$868	$666	$621
Market indices	18,685	20,482	18,685	20,451
Covered call options	39	35	7	4
Naked put options	—	—	109	235
Total	$19,399	$21,385	$19,467	$21,311

For the three months ended June 30, 2015 and 2014, the Company incurred losses on the financial instrument obligations totaling $0.1 million and $0.7 million, respectively, and for the six months ended June 30, 2015 and 2014, the Company incurred losses on the financial instrument obligations totaling $0.3 million and $0.7 million, respectively, all which are included as a component of "Other income (expense), net" in the Company's consolidated statements of operations.

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC ("Again Faster"), a fitness equipment company. In August 2013, the Company acquired approximately 44.7% of the common stock of iGo, Inc. (“iGo”), a provider of accessories for mobile devices. Both Again Faster and iGo are accounted for using the traditional method of accounting for equity-method investments, with the Company recognizing its equity in the income and losses of each entity on a one-quarter lag basis.

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

The following table summarizes the Company's equity-method investments.

	Ownership		Carrying Value		Income (Loss) Recognized
					Three Months Ended		Six Months Ended
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
			(in thousands)
Traditional equity method
Again Faster	40.0%	40.0%	$2,549	$3,105	$(135)	$(164)	$(557)	$(293)
iGo	46.9%	46.9%	2,870	2,600	(14)	(501)	271	(1,805)

Fair value option
API	20.6%	20.6%	28,700	24,355	5,031	3,539	4,345	3,539
Aviat	12.9%		10,134		563	—	(724)	—
Total			$44,253	$30,060	$5,445	$2,874	$3,335	$1,441

Based on the closing market price of iGo’s publicly-traded shares, the value of the Company’s investment in iGo was approximately $3.8 million at June 30, 2015.

The following table presents summarized income statement information for the Company's significant equity-method investees for the six months ended June 30, 2014; none of the equity-method investees met the significance test for disclosure for the six months ended June 30, 2015. The summarized income statement information is for the most recent practicable period for equity-method investments accounted for using the fair value option and as of the date through which Company has recognized its equity in the income of the investee for equity-method investments accounted for using the traditional method. The summarized income statement information is included for the periods during which such significant equity-method investments were accounted for as equity-method investments.

Amount
(in thousands)
Revenues	$53,169
Gross profit	$10,410
Loss from continuing operations	$(14,984)
Net loss	$(14,984)
Net loss attributable to investees	$(14,984)

Other Investments

The Company's other investments at June 30, 2015, include a $25.0 million cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. This investment is reported as "Other short-term investments" at June 30, 2015, as the limited partnership will be liquidated in August 2015, with the Company to receive either cash or its proportionate share of equity of the public company investee. Upon liquidation, the Company will recognize a gain or loss equal to the difference between the fair value of the assets received and the carrying value. The investment in the limited partnership had an approximate fair value of $33.4 million at June 30, 2015, based on the net asset value indicated in the monthly statement received from the partnership.

The Company's other long-term investments at June 30, 2015, include an investment in a venture capital fund totaling $0.5 million and a promissory note with an amortized cost of $3.0 million, which is a reasonable approximation of fair value at June 30, 2015.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$63,907	$63,907	$—	$—
Restricted cash	21,385	21,385	—	—
Mutual funds(2)	16,361	16,361	—	—
Corporate securities(2)	73,437	62,044	—	11,393
Corporate obligations(2)	34,298	—	10,675	23,623
Investments in equity-method investees	38,834	38,834	—	—
Investments in certain funds(3)	467	—	—	467
Total assets	$248,689	$202,531	$10,675	$35,483

Liabilities
Financial instrument obligations	$21,385	$21,385	$—	$—

(1)	Reported within "Cash and cash equivalents"

(2)	Reported within “Marketable securities”

(3)	Reported within "Other long-term investments"

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$51,910	$51,910	$—	$—
Mutual funds(2)	20,970	20,970	—	—
Corporate securities(2)	87,850	72,798	—	15,052
Corporate obligations(2)	29,637	—	10,793	18,844
Investments in equity-method investees	24,355	24,355	—	—
Investments in certain funds(3)	525	—	—	525
Total	$215,247	$170,033	$10,793	$34,421

Liabilities
Financial instrument obligations	$21,311	$21,311	$—	$—

(1)	Reported within "Cash and cash equivalents."

(2)	Reported within “Marketable securities.”

(3)	Reported within "Other long-term investments."

There were no transfers of securities among the various measurement input levels during the six months ended June 30, 2015.

Changes in the fair value of assets valued using Level 3 measurement inputs during the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$31,373	$30,391	$34,421	$24,209
Purchases	5,108	5,239	5,108	10,538
Sales	(359)	(2,758)	(522)	(4,732)
Realized losses on sale	—	(129)	—	(129)
Unrealized gains (losses)	(639)	(397)	(3,524)	2,460
Balance, end of period	$35,483	$32,346	$35,483	$32,346

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

7.	Property and Equipment

Property and equipment at June 30, 2015, and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Rigs and other equipment	$117,172	$115,391
Buildings and improvements	19,370	18,977
Land	1,893	1,893
Vehicles	2,304	2,197
Furniture and fixtures	851	673
Assets in progress	559	644
	142,149	139,775
Accumulated depreciation	(40,241)	(32,588)
Property and equipment, net	$101,908	$107,187

Depreciation expense was $3.8 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $7.7 million and $7.1 million for the six months ended June 30, 2015 and 2014, respectively.

8.	Goodwill and Other Intangible Assets

The Company's intangible assets at June 30, 2015, and December 31, 2014, all of which are subject to amortization, consisted of the following:

	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Energy segment:
Customer relationships	$54,430	$(25,584)	$28,846	$54,430	$(21,938)	$32,492
Trade names	4,860	(3,473)	1,387	4,860	(3,161)	1,699
Non-compete agreement	120	(37)	83	120	(25)	95
	59,410	(29,094)	30,316	59,410	(25,124)	34,286

Sports segment:
Customer relationships	2,089	(933)	1,156	2,089	(678)	1,411
Trade names	122	(49)	73	122	(37)	85
	2,211	(982)	1,229	2,211	(715)	1,496

Total	$61,621	$(30,076)	$31,545	$61,621	$(25,839)	$35,782

Amortization expense was $2.1 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense was $4.2 million and $5.1 million for the six months ended June 30, 2015 and 2014.

Estimated aggregate amortization expense related to the intangible assets for the remainder of 2015 and subsequent years is as follows:

Amount
(in thousands)
Remainder of 2015	$3,973
2016	7,203
2017	5,972
2018	5,229
2019	2,814
Thereafter	6,354
Total	$31,545

The changes to the Company’s carrying amount of goodwill were as follows:

	Six Months Ended June 30, 2015			Year ended December 31, 2014
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance, beginning of period	$28,693	$2,171	$30,864	$65,359	$2,171	$67,530
Impairments	—	—	—	(36,666)	—	(36,666)
Balance, end of period	$28,693	$2,171	$30,864	$28,693	$2,171	$30,864

The Company performs its annual goodwill impairment test during the fourth quarter of each year, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Company's recent projections reflected a decline in the projected operating income for Black Hawk Ltd. for 2015 as a result of the continuing weakness in the oil services industry and the specific adverse effects experienced by Black Hawk Ltd. in 2015. This decline in projected operating income resulted in the need to perform a goodwill impairment test for Black Hawk Ltd. during the second quarter of 2015. The fair value of Black Hawk Ltd. was determined based on a valuation using a combination of the income approach (discounted cash flows) and the market approach (guideline public companies and guideline transaction method). The fair value of Black Hawk Ltd. exceeded its carrying value, resulting in no impairment of goodwill in the period.

The components of goodwill at June 30, 2015, and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Goodwill	$73,095	$73,095
Accumulated impairment	(42,231)	(42,231)
Net goodwill	$30,864	$30,864

9.	Long-term Debt

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
Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The carrying values as of June 30, 2015, of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement were as follows:

Amount
(in thousands)
Cash and cash equivalents	$43,964
Accounts receivable	13,819
Property and equipment, net	94,017
Intangible assets, net	30,316
Total	$182,116
The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. At June 30, 2015, $72.7 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for the remainder of 2015 and subsequent years are as follows:

Amount
(in thousands)
Remainder of 2015	$6,607
2016	13,214
2017	13,214
2018	39,643
Total	72,678
Less current portion	13,214
Total long-term debt	$59,464
The interest rate on the borrowings under the Amended Credit Agreement was 2.8% at June 30, 2015. For the three months ended June 30, 2015 and 2014, the Company incurred interest expense of $0.6 million and $0.8 million, respectively, in connection with the Amended Credit Agreement. For the six months ended June 30, 2015 and 2014, the Company incurred interest expense of $1.2 million and $1.7 million, respectively. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of June 30, 2015.

10.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Accrued compensation and related taxes	$3,901	$5,471
Deferred compensation	3,525	—
Deferred revenue	4,297	1,308
Investment purchases not settled	3,330	—
Insurance	1,648	—
Professional services	329	763
Accrued fuel and rig-related charges	1,103	601
Tax-related	2,024	238
Other	705	535
Total	$20,862	$8,916

“Other long-term liabilities” at December 31, 2014, primarily consisted deferred compensation arrangements that are expected to be paid out in 2016 and which have been reclassified to other current liabilities as of June 30, 2015.

11.	Other Income (Expense), net

"Other income (expense), net" consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Investment income	$921	$1,310	$2,485	$2,899
Realized gain on sales of marketable securities, net	1,828	2,076	1,963	5,067
Realized loss on financial instrument obligations	(97)	(669)	(283)	(669)
Realized loss upon change to equity method at fair value	—	(568)	(2,807)	(568)
Foreign exchange gain (loss)	91	(171)	(197)	(171)
Other	258	(14)	111	(77)
Other income (expense), net	$3,001	$1,964	$1,272	$6,481

12.	Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Based on its history of operating losses, the Company has offset its net deferred tax assets by a full valuation allowance. Any reversal of the corresponding valuation allowance will generally result in a tax benefit being recorded in the consolidated statement of operations in the respective period in which the reversal occurs.

For the three and six months ended June 30, 2015, the Company recognized benefits from income taxes of $6.3 million and $6.7 million, respectively, which consist primarily of benefits on unrealized gains on marketable securities included in other comprehensive income. For the three and six months ended June 30, 2014, the Company recognized a provision for income taxes of $0.4 million and $0.6 million, respectively, which primarily reflects state taxes and deferred tax liabilities attributable to the amortization of indefinite-lived intangible assets.

13.    Stock Benefit Plans

The Company grants equity-based awards to employees under its 2004 Equity Incentive Plan, as amended (the “2004 Plan”), and grants equity-based awards to non-employee directors under its 2006 Director Plan, as amended (the "2006 Plan", and together with the “2004 Plan”, the "Equity Plans"). Stock-based compensation expense by type of award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the six months ended June 30, 2015 and 2014, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Restricted stock	$1,058	$1,052	$1,597	$1,647
Stock options	—	14	—	36
Total stock-based compensation	$1,058	$1,066	$1,597	$1,683

Restricted stock activity in the Equity Plans during the six months ended June 30, 2015, was as follows:

Shares
(in thousands)
Non-vested stock, January 1, 2015	57
Awarded	181
Vested	(20)
Non-vested stock, June 30, 2015	218

The Company did not grant any stock options during the six months ended June 30, 2015.

14.	Net Income (Loss) Per Share

Basic net income (loss) attributable to Steel Excel per share of common stock is computed by dividing net income (loss) attributable to Steel Excel by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to Steel Excel gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Revised)		(Revised)
	(in thousands, except per share data)
Numerators:
Net income (loss)	$(10,463)	$7,657	$(18,076)	$9,624
Non-controlling interest	(73)	11	290	337
Net income (loss) attributable to Steel Excel Inc.	$(10,536)	$7,668	$(17,786)	$9,961

Denominators:
Basic weighted average common shares outstanding	11,572	11,895	11,524	11,938
Effect of dilutive securities:
Stock-based awards	—	22	—	20
Diluted weighted average common shares outstanding	11,572	11,917	11,524	11,958

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(0.91)	$0.64	$(1.54)	$0.83

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(0.91)	$0.64	$(1.54)	$0.83

The number of shares used in the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2015, excluded 15,000 incremental shares related to restricted stock awards.  Such incremental shares were excluded from the calculation of diluted earnings (loss) per share in each period due to their anti-dilutive effect on the loss from continuing operations.

15.	Accumulated Other Comprehensive Income

Changes in the components of "Accumulated other comprehensive income" were as follows:

	Unrealized Gains on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance, January 1, 2015	$(14,821)	$(385)	$(15,206)

Other comprehensive income (loss) before reclassifications	3,064	(1)	3,063
Reclassifications from accumulated other comprehensive income	12,054	—	12,054
Current period other comprehensive income	15,118	(1)	15,117

Balance, June 30, 2015	$297	$(386)	$(89)

Amounts reclassified for realized gains on sales of marketable securities and other-than-temporary impairments of marketable securities for the six months ended June 30, 2015, are reported as components of "Other income (expense), net" and "Impairment of marketable securities", respectively, in the consolidated statements of operations.

16.	Segment Information

The Company currently reports its business in two reportable segments - Energy and Sports. The Company measures profit or loss of its segments based on operating income (loss) before goodwill and other asset impairments.

Segment information relating to the Company's results from continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Energy	$29,467	$47,153	$66,599	$91,066
Sports	6,143	4,771	7,896	6,017
Total revenues	$35,610	$51,924	$74,495	$97,083

Operating income (loss) before goodwill and other asset impairments
Energy	$1,831	$7,905	$4,190	$13,372
Sports	180	(10)	(2,359)	(2,042)
Total segment operating income	2,011	7,895	1,831	11,330
Corporate and other business activities	(3,854)	(3,872)	(7,178)	(7,361)
Interest expense	(614)	(822)	(1,256)	(1,690)
Impairment of marketable securities	(22,740)	—	(22,740)	—
Other income (expense), net	3,001	1,964	1,272	6,481
Income (loss) before income taxes and equity method income	$(22,196)	$5,165	$(28,071)	$8,760

Depreciation and amortization expense:
Energy	$5,480	$5,612	$11,045	$11,405
Sports	430	402	859	772
Total depreciation and amortization expense	$5,910	$6,014	$11,904	$12,177

Segment information related to the Company's assets was as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Sports	$19,643	$18,625
Energy	215,149	220,262
Corporate and other business activities	243,441	240,467
Total assets	$478,233	$479,354

17.	Related Party Transactions

SPLP beneficially owned approximately 57.1% of the Company’s outstanding common stock as of June 30, 2015. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Warren G. Lichtenstein and Jack L. Howard are compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

In June 2015, the Company's board of directors approved a plan to purchase up to 1,000,000 common units of SPLP. As of June 30, 2015, the Company held 204,712 SPLP common units that had a fair value of approximately $3.6 million (see Note 5).

The Company has contracted with SP Corporate Services LLC (“SP Corporate”), an affiliate of SPLP, to provide executive and financial management services in the areas of finance, regulatory reporting, and other administrative and operational functions, including the services of a chief financial officer. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the three months ended June 30, 2015 and 2014, the Company incurred expenses of $2.4 million and $2.2 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. During the six months ended June 30, 2015 and 2014, the Company incurred expenses of $4.6 million and $4.4 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. The Company owed SP Corporate and its affiliates $0.3 million at June 30, 2015.

The Company uses several firms to execute trades of its marketable securities and certain of its other investments. The Company uses Mutual Securities, Inc. ("Mutual Securities"), to execute certain trades, including repurchases of the Company's common stock. Jack L. Howard, the Company's principal executive officer, is a registered principal of Mutual Securities and receives commission payments from Mutual Securities after deductions for fees and expenses. During the three months ended June 30, 2015 and 2014, the Company paid commissions to Mutual Securities totaling $18,000 and $99,000, respectively. During the six months ended June 30, 2015 and 2014, the Company paid commissions to Mutual Securities totaling $29,000 and $222,000, respectively.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

At June 30, 2015, the Company held $6.3 million of short-term deposits at WebBank, a subsidiary of SPLP. For the three months ended June 30, 2015 and 2014, the Company recorded interest income of $12,000 and $21,000, respectively, on such deposits. For the six months ended June 30, 2015 and 2014, the Company recorded interest income of $28,000 and $42,000, respectively.

18.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing and financing activities for the six months ended June 30, 2015 and 2014, was as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Interest paid	$1,092	$1,423
Income taxes paid, net of refunds	$138	$54

Non-cash investing and financing activities:
Reclassification of available-for-sale securities to equity method investment	$10,858	$27,647
Securities received in exchange for financial instrument obligations	$76	$19,341
Securities delivered in exchange for settlement of financial instrument obligations	$76	$—
Restricted stock awards surrendered to satisfy tax withholding obligations upon vesting	$32	$14
Repurchase of common stock from reverse split not paid	$—	$10,023
Contribution of advances by non-controlling interest	$—	$268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See Part II Item 1A herein and Part I Item 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2014, for a description of certain factors that might cause such a difference.

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

In 2014, U.K. Elite Soccer, Inc. ("UK Elite"), the Sports' segment soccer operation, acquired the businesses and assets of three independent providers of soccer clinics and camps for a total purchase price of $1.0 million, or approximately $0.5 million net of cash acquired.

During 2015, the Company identified an error related to the manner in which the change in the valuation allowance for deferred tax assets was reflected in its financial statements for all annual and quarterly periods in the years ended December 31, 2014 and 2013. The change in the valuation allowance, which resulted from a change in deferred tax liabilities related to unrealized gains on available-for-sale securities, was recognized as a component of income from continuing operations, resulting in a benefit from or provision for income taxes allocated to continuing operations in each period, with an offsetting provision for or benefit from income taxes allocated to other comprehensive income relating to unrealized gains or losses on available-for-sale securities. Upon subsequent review, the Company determined that proper intra-period allocation of the provision for income taxes would have resulted in this change in the valuation allowance being allocated to other comprehensive income, resulting in no provision or benefit for such item. In periods in which the valuation allowance decreased, the impact of this error was an overstatement of income from continuing operations and an understatement of other comprehensive income; in periods in which the valuation allowance increased, the impact of this error was an understatement of income from continuing operations and an overstatement of other comprehensive income. The correction of this error has resulted in adjustments to the Company's balance sheet at December 31, 2014, its statements of operations and statements of comprehensive income for the three and six months ended June 30, 2014, and its statement of cash flows for the six months ended June 30, 2014.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

The continuing weakness in the oil services industry had an adverse effect on the results of operations of the Company's Energy segment in the first six months of 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies (the "E&P Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling activity. In addition, the E&P Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in the first six months of 2015 and will continue to adversely impact its operations throughout 2015. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. The Company has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting drilling rig count in the basins in which it operates, and the Company's ability to return to the pricing and service levels of the past as oil prices increase. Although the impact on the Energy segment's results of operations in 2015 remains uncertain, the drilling rig count in North America has declined significantly, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. As a result, the Company expects the Energy segment to continue to experience a decline in operating income in 2015 as compared to the 2014 results.

Three months ended June 30, 2015, compared to three months ended June 30, 2014

Net revenues for the three months ended June 30, 2015, decreased by $16.3 million as compared to the 2014 period. Net revenues from the Company's Energy segment decreased by $17.7 million, or 37.5%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the Company's Sports segment increased by $1.4 million from an increase in revenues from UK Elite primarily as a result of operating the businesses acquired during the 2014 period for the full period in 2015.

Gross profit for the three months ended June 30, 2015, decreased by $6.8 million as compared to the 2014 period, and as a percentage of revenue declined to 23.1% in the second quarter of 2015 from 28.9% in the comparable 2014 period. Gross profit in the Energy segment decreased by $7.2 million, and as a percentage of revenue declined to 17.4% in the second quarter of 2015 from 26.2% in the comparable 2014 period. Gross profit in the Energy segment decreased as a result of the decline in revenues. Gross profit in the Sports segment in the 2015 period increased by $0.5 million primarily from UK Elite as a result of the increase in revenues.

SG&A expenses in the second quarter 2015 decreased by $0.5 million as compared to the comparable 2014 period. SG&A expenses in the Energy segment decreased by $0.8 million primarily from the receipt of a purchase price adjustment of $0.5 million related to a 2013 acquisition. SG&A expenses in the Sports segment increased by $0.3 million.

The Company incurred an operating loss of $1.8 million in the second quarter of 2015 as compared to operating income of $4.0 million in the 2014 period. Operating income in the Energy segment decreased by $6.1 million as a result of the decline in revenues and margins that resulted from the adverse effects the decline in energy prices had on the oil services industry. The operating income in the Sports segment increased by $0.2 million primarily due to the operating results of UK Elite.

Amortization of intangibles in the second quarter 2015 decreased by $0.4 million as compared to the comparable 2014 period as a result of a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

Interest expense of $0.6 million in the second quarter 2015 decreased by $0.2 million as compared to the 2014 period primarily as a result of the repayment of long-term debt.

The Company incurred an impairment charge of $22.7 million related to its marketable securities in the second quarter 2015. The impairment charge resulted from the Company's determination that certain unrealized losses in available-for-sale securities represented other-than-temporary impairments as of June 30, 2015.

Other income of $3.0 million in the second quarter 2015 primarily represented realized gains on the sale of marketable securities of $1.8 million and investment income of $0.9 million. Other income of $2.0 million in the second quarter 2014 primarily represented realized gains on the sale marketable securities of $2.1 million and investment income of $1.3 million, partially offset by losses on financial instrument obligations of $0.7 million and a realized loss of $0.6 million recognized upon initially accounting for an investment under the equity method of accounting at fair value.

The Company recognized a benefit from income taxes of $6.3 million for the three months ended June 30, 2015, which consists primarily of benefits on unrealized gains on marketable securities included in other comprehensive income. The Company recognized a provision for income taxes of $0.4 million for the three months ended June 30, 2014, which primarily reflects state taxes and deferred tax liabilities attributable to the amortization of indefinite-lived intangible assets.

Six months ended June 30, 2015, compared to six months ended June 30, 2014

Net revenues for the six months ended June 30, 2015, decreased by $22.6 million as compared to the 2014 period. Net revenues from the Company's Energy segment decreased by $24.5 million, or 26.9%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the Company's Sports segment increased by $1.9 million from an increase in revenues from UK Elite primarily as a result of operating the businesses acquired during the 2014 period for the full period in 2015.

Gross profit for the six months ended June 30, 2015, decreased by $10.1 million as compared to the 2014 period, and as a percentage of revenue declined to 20.0% in the first six months of 2015 from 25.8% in the comparable 2014 period. Gross profit in the Energy segment decreased by $10.7 million, and as a percentage of revenue declined to 17.3% in the first six months of 2015 from 24.4% in the comparable 2014 period. Gross profit in the Energy segment decreased as a result of the decline in revenues. Gross profit in the Sports segment in the 2015 period increased by $0.5 million primarily from UK Elite as a result of the increase in revenues.

SG&A expenses in the first six months of 2015 were comparable to the 2014 period. SG&A expenses in the Energy segment decreased by $0.6 million primarily from the receipt of a purchase price adjustment of $0.5 million related to a 2013 acquisition and decreased $0.2 million from corporate and other business activities. Such decreases were offset by SG&A expenses in the Sports segment that increased by $0.8 million primarily from UK Elite.

The Company incurred an operating loss of $5.3 million in the first six months of 2015 as compared to operating income of $4.0 million in the 2014 period. Operating income in the Energy segment decreased by $9.2 million as a result of the decline in revenues and margins that resulted from the adverse effects the decline in energy prices had on the oil services industry. The operating income in the Sports segment decreased by $0.3 million.

Amortization of intangibles in the first six months of 2015 decreased by $0.8 million as compared to the comparable 2014 period as a result of a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

Interest expense of $1.3 million in the first six months of 2015 decreased by $0.4 million as compared to the 2014 period primarily as a result of the repayment of long-term debt.

The Company incurred an impairment charge of $22.7 million related to its marketable securities in the first six months of 2015. The impairment charge resulted from the Company's determination that certain unrealized losses in available-for-sale securities represented other-than-temporary impairments as of June 30, 2015.

Other income of $1.3 million in the first six months of 2015 primarily represented investment income of $2.5 million and realized gains on the sale of marketable securities of $2.0 million, partially offset by a realized loss of $2.8 million recognized upon initially accounting for an investment under the equity method of accounting at fair value, losses on financial instrument obligations of $0.3 million, and a foreign exchange loss of $0.2 million. Other income of $6.5 million in the 2014 period primarily represented realized gains on the sale marketable securities of $5.1 million and investment income of $2.9 million, partially offset by losses on financial instrument obligations of $0.7 million and a realized loss of $0.6 million recognized upon initially accounting for an investment under the equity method of accounting at fair value.

The Company recognized a benefit from income taxes of $6.7 million for the six months ended June 30, 2015, which consists primarily of benefits on unrealized gains on marketable securities included in comprehensive income. The Company recognized a provision for income taxes of $0.6 million for the six months ended June 30, 2014, which primarily reflects state taxes and deferred tax liabilities attributable to the amortization of indefinite-lived intangible assets.

Financial Condition

Steel Energy Services Ltd. ("Steel Energy") has a credit agreement, as amended (the “Amended Credit Agreement”), that provides for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. At June 30, 2015, $72.7 million was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10.0 million was available for future borrowing under the Revolving Loans. Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Energy Services, Ltd. ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of June 30, 2015.

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at June 30, 2015, totaled $63.9 million and $124.1 million, respectively. Working capital in the first six months of 2015 increased by $8.2 million due primarily to an increase of $25.0 million from the reclassification of an investment in a limited partnership that is liquidating in August 2015 to current assets, partially offset by a decrease of $10.9 million from a reclassification of current available-for-sale securities to non-current equity method investments and the repayment of $6.6 million of long-term debt.

Cash flows from operating activities increased $4.0 million in the first six months of 2015 as compared to the 2014 period due primarily to an increase in net collections of accounts receivable of $17.1 million, partially offset by a decrease in cash generated from net income of $9.1 million and an increase in payments for accounts payable and accrued expenses of $2.9 million.

During the first six months of 2015, the Company used $1.3 million of cash for investing activities. The Company received proceeds from sales of marketable securities, net of purchases and restricted cash, of $1.7 million, which was offset by $2.8 million in purchases of property and equipment and net repayments of financial instrument obligations of $0.2 million.

During the first six months of 2015, the Company used $7.1 million of cash for financing activities primarily for debt repayments on the Amended Credit Facility of $6.6 million.

At June 30, 2015, the Company had $188.0 million in cash and marketable securities, exclusive of $21.4 million of restricted cash related to short sale transactions on certain financial instruments for which the Company has an obligation to deliver or purchase securities at a later date.

Available-for-sale securities at June 30, 2015, included short-term deposits, corporate debt and equity instruments, and mutual funds, and were recorded on the consolidated balance sheet at fair market value, with any related unrealized gain or loss, except for other-than-temporary impairments, reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In the first six months of 2015, the Company incurred an impairment charge of $22.7 million related to its marketable securities that resulted from the Company's determination that certain unrealized losses in available-for-sale securities represented other-than-temporary impairments as of June 30, 2015. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

We believe that our cash balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We anticipate making additional acquisitions and investments, and we may be required to use a significant portion of our available cash balances for such acquisitions and investments or for working capital needs thereafter. The consummation of additional acquisitions, prevailing economic conditions, and financial, business and other factors beyond our control could adversely affect our estimates of our future cash requirements. As such, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, we may not be able to obtain adequate or favorable equity financing, if needed. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

Commitments and Contingencies

Contractual Obligations

There were no other material changes in the Company’s contractual obligations at June 30, 2015, as compared to those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended June 30, 2015, which was the period covered by this quarterly report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

The following risk factor supplements the risk factors disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2014.
We are subject to certain banking regulatory requirements that could impact our investing decisions. Under Section 619 (the “Volcker Rule”) of The Dodd-Frank Wall Street Reform and Consumer Protection Act, we are a banking entity by virtue of being an affiliate of WebBank, an industrial bank owned by Steel Partners Holdings, L.P., which beneficially owned approximately 57.1% of the Company's common stock as of June 30, 2015. The Volcker Rule generally restricts certain banking entities from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The restrictions on proprietary trading activities went into effect on July 21, 2015. Under these restrictions and subject to certain exclusions, we are prohibited from engaging in certain trading activities, including trading for short-term resale and benefiting from short-term price movements. We generally have a long-term investment strategy, and we do not believe that our recent investing activities would have been prohibited by restrictions under the Volcker Rule, although such restrictions could prohibit us from making certain investment decisions in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 7, 2015, the Company's common stock commenced trading on the Nasdaq Capital Market under the ticker symbol "SXCL". Prior to such date, the Company's common stock traded in the over the counter market and was quoted on the OTCQB marketplace under the ticker symbol "SXCL".

On December 16, 2013, and June 24, 2014, the Company's Board of Directors authorized stock repurchase programs to acquire up to 200,000 shares and 500,000 shares, respectively, of the Company's common stock. On June 24, 2015, the Company's Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares of the Company's common stock (the "2015 Repurchase Program"). The 2015 Repurchase Program superseded and canceled all previously approved repurchase programs. Any repurchases under the 2015 Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in compliance with applicable laws and regulations.  The 2015 Repurchase Program is expected to continue indefinitely, unless shortened by the Board of Directors.

The following table summarizes, by month, the repurchases made during the three months ended June 30, 2015, under the various repurchase programs and in connection with shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month of April 2015	647	$21.42	—	382,845
Month of May 2015	—	$—	—	382,845
Month of June 2015	14,235	$18.79	14,235	498,635
Total	14,882	$33.71	14,235

(1) Amount for April 2015 represents shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Item 6. Exhibits

3.1
Form of Amendment to Certificate of Incorporation of Steel Excel Inc. (incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 1, 2015).

4.1
Form of Second Amendment to the Tax Benefits Preservation Plan, dated as of May 28, 2015
(incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 1, 2015).

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

Steel Excel Inc.

By:	/s/Jack L. Howard
	Jack L. Howard Vice Chairman (Principal executive officer)	Date:	August 6, 2015

By:	/s/James F. McCabe, Jr.
	James F. McCabe, Jr. Chief Financial Officer (Principal financial officer)	Date:	August 6, 2015