Form 10-Q
period 2015-09-30
Steel Excel Inc.
filed 2015-11-04
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015 or

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

As of October 31, 2015, there were 11,351,542 shares of Steel Excel’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Revised)		(Revised)
	(in thousands, except per-share data)
Net revenues	$33,480	$58,583	$107,975	$155,666

Cost of revenues	26,489	41,400	86,052	113,422

Gross profit	6,991	17,183	21,923	42,244

Operating expenses:
Selling, general and administrative expenses	8,108	8,730	24,150	24,748
Amortization of intangibles	1,992	2,273	6,229	7,347
Total operating expenses	10,100	11,003	30,379	32,095

Operating income (loss)	(3,109)	6,180	(8,456)	10,149

Interest expense	(627)	(778)	(1,883)	(2,468)
Impairment of marketable securities	(7,886)	—	(30,626)	—
Other income (expense), net	7,905	33	9,177	6,514

Income (loss) before income taxes and equity method income	(3,717)	5,435	(31,788)	14,195

Benefit from (provision for) income taxes	(2,393)	(517)	4,267	(1,094)
Loss from equity method investees, net of taxes	(8,153)	(4,843)	(4,818)	(3,402)

Net income (loss)	(14,263)	75	(32,339)	9,699

Net loss (income) attributable to non-controlling interests in consolidated entities	(211)	(238)	79	99

Net income (loss) attributable to Steel Excel Inc.	$(14,474)	$(163)	$(32,260)	$9,798

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(1.27)	$(0.01)	$(2.81)	$0.83

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(1.27)	$(0.01)	$(2.81)	$0.83

Shares used in computing income (loss) per share:
Basic	11,421	11,437	11,489	11,769
Diluted	11,421	11,437	11,489	11,790

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Revised)		(Revised)
	(in thousands)
Net income (loss)	$(14,263)	$75	$(32,339)	$9,699
Other comprehensive income (loss):
Foreign currency translation adjustment	(5)	16	(6)	30
Reclassification to realized gains	—	—	—	—
Net foreign currency translation adjustment (A)	(5)	16	(6)	30

Marketable securities:
Gross unrealized gains (losses) on marketable securities, net of tax (B)	(5,871)	(1,347)	(2,807)	10,071
Reclassification to realized losses (gains), net of tax (C)	(567)	(1,345)	11,487	(3,784)
Net unrealized gain (loss) on marketable securities, net of tax	(6,438)	(2,692)	8,680	6,287

Comprehensive income (loss)	(20,706)	(2,601)	(23,665)	16,016
Comprehensive loss (income) attributable to non-controlling interest	(211)	(238)	79	99

Comprehensive income (loss) attributable to Steel Excel Inc.	$(20,917)	$(2,839)	$(23,586)	$16,115

(A) No tax effect on cumulative translation adjustments
(B) Tax benefit on gross unrealized gains	$3,279	$—	$1,572	$—
(C) Tax benefit (provision) on reclassifications to realized gains (losses)	$284	$—	$(6,434)	$—

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2015	December 31, 2014
		(Revised)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$69,746	$51,910
Restricted cash	20,171	21,311
Marketable securities	126,635	138,457
Accounts receivable (net of allowance for doubtful accounts of $38 in 2015)	14,113	28,016
Deferred income taxes	1,696	1,696
Prepaid expenses and other current assets	5,600	4,228
Total current assets	237,961	245,618
Property and equipment, net	99,676	107,187
Goodwill	30,864	30,864
Intangible assets, net	29,553	35,782
Other long-term investments	3,490	28,525
Investments in equity method investees ($33,177 in 2015 and $24,355 2014 reported at fair value)	36,100	30,060
Deferred income taxes	447	80
Other long-term assets	1,014	1,238
Total assets	$439,105	$479,354

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$2,736	$3,936
Accrued expenses and other liabilities	10,974	8,916
Financial instrument obligations	20,171	21,311
Current portion of long-term debt	13,214	13,214
Current portion of capital lease obligations	—	412
Deferred income taxes	85	85
Current liabilities of discontinued operations	450	450
Total current liabilities	47,630	48,324
Capital lease obligations, net of current portion	—	177
Long-term debt, net of current portion	56,161	66,071
Deferred income taxes	3,549	3,549
Other long-term liabilities	218	3,715
Total liabilities	107,558	121,836

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 18,000 shares authorized; 14,397 and 14,220 shares issued in 2015 and 2014, respectively; 11,352 and 11,406 shares outstanding in 2015 and 2014, respectively)	14	14
Additional paid-in capital	269,750	267,444
Accumulated other comprehensive loss	(6,532)	(15,206)
Retained earnings	154,376	186,636
Treasury stock, at cost (3,045 and 2,814 shares in 2015 and 2014, respectively)	(85,967)	(81,355)
Total Steel Excel Inc. stockholders' equity	331,641	357,533
Non-controlling interest	(94)	(15)
Total stockholders' equity	331,547	357,518
Total liabilities and stockholders' equity	$439,105	$479,354

 See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Steel Excel Inc. Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest
	Shares	Amount	Shares	Amount					Total
	(in thousands)
Balance, January 1, 2015	14,220	$14	(2,814)	$(81,355)	$267,444	$(15,206)	$186,636	$(15)	$357,518
Net loss attributable to Steel Excel Inc.	—	—	—	—	—	—	(32,260)	—	(32,260)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(79)	(79)
Other comprehensive income	—	—	—	—	—	8,674	—	—	8,674
Net issuance of restricted shares	177	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	—	—	2,338	—	—	—	2,338
Repurchases of common stock	—	—	(231)	(4,612)	—	—	—	—	(4,612)
Balance, September 30, 2015	14,397	$14	(3,045)	$(85,967)	$269,750	$(6,532)	$154,376	$(94)	$331,547

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2015	2014
		(Revised)
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(32,339)	$9,699
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from equity method investees	4,818	3,402
Stock-based compensation expense	2,338	2,305
Depreciation and amortization	17,768	18,127
Impairment of marketable securities	30,626	—
Deferred income tax provision (benefit)	(5,230)	408
Loss (gain) on sales of marketable securities	1,430	(4,065)
Loss (gain) on financial instrument obligations	(1,063)	752
Loss on change to equity method at fair value	2,807	568
Gain on non-monetary exchange	(9,326)	—
Other	627	561
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	13,865	(4,402)
Prepaid expenses and other assets	(1,281)	709
Accounts payable and other liabilities	(2,568)	2,725
Net cash provided by operating activities	22,472	30,789

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	—	(517)
Purchases of property and equipment	(4,477)	(13,610)
Proceeds from sale of property and equipment	39	413
Investments in equity method investees	—	(144)
Purchases of marketable securities	(25,590)	(99,296)
Sales of marketable securities	39,446	105,112
Maturities of marketable securities	—	4,302
Proceeds from issuance of financial instrument obligations	374	171
Repayments of financial instrument obligations	(451)	—
Other investments	—	(3,000)
Reclassification of restricted cash	1,140	(20,264)
Net cash provided by (used in) investing activities	10,481	(26,833)

Cash Flows From Financing Activities:
Repurchases of common stock - treasury shares	(4,612)	(10,354)
Repurchases of common stock - reverse/forward stock split	—	(10,071)
Repayment of subordinated notes	—	(346)
Repayments of capital lease obligations	(589)	(289)
Repayments of long-term debt	(9,910)	(9,911)
Other financing activities	—	60
Net cash used in financing activities	(15,111)	(30,911)

Net increase (decrease) in cash and cash equivalents	17,842	(26,955)
Effect of foreign currency translation on cash and cash equivalents	(6)	30
Cash and cash equivalents at beginning of period	51,910	73,602

Cash and cash equivalents at end of period	$69,746	$46,677

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

During 2015, the Company identified an error in the manner in which the provision for income taxes had been recorded for all quarterly and annual periods in the years ended December 31, 2014 and 2013. The Company's balance sheet at December 31, 2014, its statements of operations and statements of comprehensive income for the three and nine months ended September 30, 2014, and its statement of cash flows for the nine months ended September 30, 2014, have been revised to reflect the correction of these errors (see Note 3).

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), which requires that adjustments to provisional amounts recognized at the time of a business combination that are identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 also requires that the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, be recognized in the same period’s financial statements, with disclosure of the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company does not expect the adoption of ASU No. 2015-16 to have a material effect on its consolidated financial statements.

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

The correction of this error has resulted in adjustments to the Company's balance sheet at December 31, 2014, its statements of operations and statements of comprehensive income for the three and nine months ended September 30, 2014, and its statement of cash flows for the nine months ended September 30, 2014. The correction of this error did not result in any adjustments to the statement of operations or the statement of comprehensive income for the year ended December 31, 2014. In addition, the Company's disclosures for the three and nine months ended September 30, 2014, related to income taxes (see Note 12) and net income (loss) per share (see Note 14) have been revised to reflect the impact of these adjustments.

As a result of these adjustments, there was no impact on any of the assets or liabilities reported at December 31, 2014, nor was there any impact on any component of income before income taxes and equity method income for the three and nine months ended September 30, 2014. The impact of these adjustments on the individual line items of the Company's financial statements was as follows:

Balance Sheet at December 31, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Stockholders' equity:
Common stock	$14	$—	$14
Additional paid-in capital	267,444	—	267,444
Accumulated other comprehensive loss	(18,730)	3,524	(15,206)
Retained earnings	190,160	(3,524)	186,636
Treasury stock, at cost	(81,355)	—	(81,355)
Total Steel Excel Inc. stockholders' equity	357,533	—	357,533
Non-controlling interest	(15)	—	(15)
Total stockholders' equity	$357,518	$—	$357,518

Statement of Operations for the three months ended September 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands, except per-share data)
Income before income taxes and equity method income	$5,435	$—	$5,435
Provision for income taxes	(1,537)	1,020	(517)
Loss from equity method investees, net of taxes	(4,843)	—	(4,843)

Net income (loss)	(945)	1,020	75
Net income attributable to non-controlling interests in consolidated entities	(238)	—	(238)

Net loss attributable to Steel Excel Inc.	$(1,183)	$1,020	$(163)

Basic and diluted income (loss) per share attributable to Steel Excel Inc.:
Net loss	$(0.10)	$0.09	$(0.01)

Statement of Operations for the nine months ended September 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands, except per-share data)
Income before income taxes and equity method income	$14,195	$—	$14,195
Benefit from (provision for) income taxes	1,059	(2,153)	(1,094)
Loss from equity method investees, net of taxes	(3,402)	—	(3,402)

Net income	11,852	(2,153)	9,699
Net loss attributable to non-controlling interests in consolidated entities	99	—	99

Net income attributable to Steel Excel Inc.	$11,951	$(2,153)	$9,798

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income	$1.02	$(0.18)	$0.83

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income	$1.01	$(0.18)	$0.83

Statement of Comprehensive Income for the three months ended September 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income (loss)	$(945)	$1,020	$75
Other comprehensive income (loss):
Foreign currency translation adjustment	16	—	16
Reclassification to realized gains	—	—	—
Net foreign currency translation adjustment (A)	16	—	16

Marketable securities:
Gross unrealized gains on marketable securities, net of tax (B)	(761)	(586)	(1,347)
Reclassification to realized gains, net of tax (C)	(911)	(434)	(1,345)
Net unrealized gain on marketable securities, net of tax	(1,672)	(1,020)	(2,692)

Comprehensive loss	(2,601)	—	(2,601)
Comprehensive income attributable to non-controlling interest	(238)	—	(238)

Comprehensive loss attributable to Steel Excel Inc.	$(2,839)	$—	$(2,839)

(A) No tax effect on cumulative translation adjustments
(B) Tax benefit on gross unrealized gains	$586	$(586)	$—
(C) Tax benefit on reclassifications to realized gains (losses)	$434	$(434)	$—

Statement of Comprehensive Income for the nine months ended September 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income	$11,852	$(2,153)	$9,699
Other comprehensive income (loss):
Foreign currency translation adjustment	30	—	30
Reclassification to realized gains	—	—	—
Net foreign currency translation adjustment (A)	30	—	30

Marketable securities:
Gross unrealized gains on marketable securities, net of tax (B)	6,622	3,449	10,071
Reclassification to realized gains, net of tax (C)	(2,488)	(1,296)	(3,784)
Net unrealized gain on marketable securities, net of tax	4,134	2,153	6,287

Comprehensive income	16,016	—	16,016
Comprehensive loss attributable to non-controlling interest	99	—	99

Comprehensive income attributable to Steel Excel Inc.	$16,115	$—	$16,115

(A) No tax effect on cumulative translation adjustments
(B) Tax provision on gross unrealized gains	$(3,449)	$3,449	$—
(C) Tax benefit on reclassifications to realized gains (losses)	$1,296	$(1,296)	$—

Statement of Cash Flows for the nine months ended September 30, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income	$11,852	$(2,153)	$9,699
Deferred income tax provision (benefit)	$(1,745)	$2,153	$408
Cash provided by operating activities	$30,789	$—	$30,789

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

In December 2013, Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc., a provider of drilling and production services to the oil and gas industry, for approximately $59.6 million in cash. In April 2015, the Company received $0.5 million from the third-party escrow account as a purchase price adjustment to cover certain costs incurred. The purchase price adjustment, which occurred after the one-year measurement period, was recognized as a reduction of "Selling, general, and administrative expenses" in the consolidated statements of operations for the nine months ended September 30, 2015.

5.	Investments

Marketable Securities

All of the Company's marketable securities at September 30, 2015, and December 31, 2014, were classified as "available-for-sale" securities. Changes in fair value are recognized in stockholders' equity as "other comprehensive income (loss)", except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to operations.

The Company's marketable securities at September 30, 2015, include investments in the common units of Steel Partners Holdings L.P. ("SPLP"), which beneficially owned approximately 58.2% of the Company's common stock as of September 30, 2015. The SPLP common units held by the Company are classified as "available-for-sale" securities. As of September 30, 2015, the Company held 442,337 SPLP common units that had a fair value of approximately $7.3 million and an unrealized loss of approximately $0.4 million.

Marketable securities at September 30, 2015, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$45,198	$—	$—	$45,198
Mutual funds	11,835	1,665	—	13,500
Corporate securities	82,044	5,091	(3,844)	83,291
Corporate obligations	34,034	228	(4,418)	29,844
Total available-for-sale securities	173,111	6,984	(8,262)	171,833
Amounts classified as cash equivalents	(45,198)	—	—	(45,198)
Amounts classified as marketable securities	$127,913	$6,984	$(8,262)	$126,635

Marketable securities at December 31, 2014, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$42,681	$—	$—	$42,681
Mutual funds	17,030	4,262	(322)	20,970
Corporate securities	103,761	7,821	(23,732)	87,850
Corporate obligations	32,486	592	(3,441)	29,637
Total available-for-sale securities	195,958	12,675	(27,495)	181,138
Amounts classified as cash equivalents	(42,681)	—	—	(42,681)
Amounts classified as marketable securities	$153,277	$12,675	$(27,495)	$138,457

Proceeds from sales of marketable securities were $39.4 million and $105.1 million for the nine months ended September 30, 2015 and 2014, respectively, and $22.8 million and $9.4 million for the three months ended September 30, 2015 and 2014, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross realized gains	$2,135	$681	$4,891	$7,077
Gross realized losses	(5,528)	(1,683)	(6,321)	(3,012)
Realized gains (losses), net	$(3,393)	$(1,002)	$(1,430)	$4,065

The fair value of the Company’s marketable securities with unrealized losses at September 30, 2015, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$54,093	$(3,810)	$178	$(34)	$54,271	$(3,844)
Corporate obligations	8,709	(3,312)	3,705	(1,106)	12,414	(4,418)
Total	$62,802	$(7,122)	$3,883	$(1,140)	$66,685	$(8,262)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2014, all of which had unrealized losses for periods of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$39,869	$(23,732)
Corporate obligations	13,530	(3,441)
Mutual funds	4,873	(322)
Total	$58,272	$(27,495)

Gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on the Company's evaluation of such securities, it has determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. The Company recognized impairment charges of approximately $7.9 million and $30.6 million for the three and nine months ended September 30, 2015, respectively, equal to the costs basis of such securities in excess of their fair values. The Company has determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of September 30, 2015. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities at September 30, 2015, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities that mature in more than three years	$34,034	$29,844
Securities with no contractual maturities	139,077	141,989
Total	$173,111	$171,833

Financial Instrument Obligations

Financial instrument obligations consisted of the following:

	September 30, 2015		December 31, 2014
	Initial Obligation	Estimated Fair Value	Initial Obligation	Estimated Fair Value
	(in thousands)
Corporate securities	$675	$1,024	$666	$621
Market indices	18,685	19,067	18,685	20,451
Covered call options	113	80	7	4
Naked put options	—	—	109	235
Total	$19,473	$20,171	$19,467	$21,311

For the three and nine months ended September 30, 2015, the Company recognized gains on the financial instrument obligations totaling $1.3 million and $1.1 million, respectively, and for the three and nine months ended September 30, 2014, the Company incurred losses on the financial instrument obligations totaling $0.1 million and $0.8 million, respectively, all of which are included as a component of "Other income (expense), net" in the Company's consolidated statements of operations.

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC ("Again Faster"), a fitness equipment company. In response to adverse developments in its business, in 2015 Again Faster began seeking out additional investors or buyers for the business and is currently pursuing other strategic alternatives, including liquidation. Based on the current state of the business and the available strategic alternatives, the Company fully impaired its investment in Again Faster as of September 30, 2015.

In August 2013, the Company acquired approximately 44.7% of the common stock of iGo, Inc. (“iGo”), a provider of accessories for mobile devices. iGo is accounted for using the traditional method of accounting for equity-method investments, with the Company recognizing its equity in the income and losses of each entity on a one-quarter lag basis.

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

In January 2015, two members of the Company's board of directors were appointed to the eight-member board of directors of Aviat Networks, Inc. ("Aviat"), a global provider of microwave networking solutions. At the time of the appointment, the Company held 8,042,892 shares of Aviat, or approximately 12.9% of the total outstanding common stock. Effective as of the date of the appointment, the investment in Aviat has been accounted for as an equity-method investment as the Company’s voting interest and board representation provide it with significant influence over Aviat's operations. The

Company elected the fair value option to account for its investment in Aviat, with changes in fair value based on the market price of Aviat's common stock recognized currently as income or loss from equity method investees, in order to more appropriately reflect the value of Aviat in its financial statements. Prior to such time the investment in Aviat was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $2.8 million that had previously been included as a component of "accumulated other comprehensive income".

The following table summarizes the Company's equity-method investments.

	Ownership		Carrying Value		Income (Loss) Recognized
					Three Months Ended		Nine Months Ended
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
			(in thousands)
Traditional equity method
Again Faster	40.0%	40.0%	$—	$3,105	$(2,548)	$(263)	$(3,105)	$(556)
iGo	45.7%	46.9%	2,923	2,600	52	(121)	323	(1,926)

Fair value option
API	20.6%	20.6%	24,812	24,355	(3,888)	(4,459)	457	(920)
Aviat	12.9%		8,365		(1,769)	—	(2,493)	—
Total			$36,100	$30,060	$(8,153)	$(4,843)	$(4,818)	$(3,402)

The losses recognized for Again Faster for the three and nine months ended September 30, 2015, include an impairment charge of $2.5 million. Based on the closing market price of iGo’s publicly-traded shares, the value of the Company’s investment in iGo was approximately $4.1 million at September 30, 2015.

Other Investments

The Company's other long-term investments at December 31, 2014, included a $25.0 million cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. The limited partnership was liquidated in August 2015, with the Company receiving its proportionate share of the common stock of the public company investee. Upon liquidation, the Company recognized a gain on the non-monetary exchange of $9.3 million based on the fair value of the shares received of $34.3 million. The shares of common stock of the public company investee received are reported with the Company's marketable securities and are classified as "available-for-sale" securities at September 30, 2015.

The Company's other long-term investments at September 30, 2015, include an investment in a venture capital fund totaling $0.5 million and a promissory note with an amortized cost of $3.0 million, which is a reasonable approximation of fair value at September 30, 2015.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$69,746	$69,746	$—	$—
Restricted cash	20,171	20,171	—	—
Mutual funds(2)	13,500	13,500	—	—
Corporate securities(2)	83,291	72,397	—	10,894
Corporate obligations(2)	29,844	—	8,709	21,135
Investments in equity-method investees	33,177	33,177	—	—
Investments in certain funds(3)	489	—	—	489
Total assets	$250,218	$208,991	$8,709	$32,518

Liabilities
Financial instrument obligations	$20,171	$20,171	$—	$—

(1)	Reported within "Cash and cash equivalents"

(2)	Reported within “Marketable securities”

(3)	Reported within "Other long-term investments"

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash, including short-term deposits(1)	$51,910	$51,910	$—	$—
Mutual funds(2)	20,970	20,970	—	—
Corporate securities(2)	87,850	72,798	—	15,052
Corporate obligations(2)	29,637	—	10,793	18,844
Investments in equity-method investees	24,355	24,355	—	—
Investments in certain funds(3)	525	—	—	525
Total	$215,247	$170,033	$10,793	$34,421

Liabilities
Financial instrument obligations	$21,311	$21,311	$—	$—

(1)	Reported within "Cash and cash equivalents."

(2)	Reported within “Marketable securities.”

(3)	Reported within "Other long-term investments."

There were no transfers of securities among the various measurement input levels during the nine months ended September 30, 2015.

Changes in the fair value of assets valued using Level 3 measurement inputs during the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$35,483	$32,346	$34,421	$24,209
Purchases	—	2,756	5,108	13,294
Sales	(1,229)	(137)	(1,751)	(4,869)
Realized losses on sale	—	—	—	(129)
Unrealized gains (losses)	(1,736)	1,184	(5,260)	3,644
Balance, end of period	$32,518	$36,149	$32,518	$36,149

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

7.	Property and Equipment

Property and equipment at September 30, 2015, and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Rigs and other equipment	$118,884	$115,391
Buildings and improvements	19,377	18,977
Land	1,893	1,893
Vehicles	2,304	2,197
Furniture and fixtures	851	673
Assets in progress	473	644
	143,782	139,775
Accumulated depreciation	(44,106)	(32,588)
Property and equipment, net	$99,676	$107,187

Depreciation expense was $3.9 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $11.5 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively.

8.	Goodwill and Other Intangible Assets

The Company's intangible assets at September 30, 2015, and December 31, 2014, all of which are subject to amortization, consisted of the following:

	September 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Energy segment:
Customer relationships	$54,430	$(27,280)	$27,150	$54,430	$(21,938)	$32,492
Trade names	4,860	(3,629)	1,231	4,860	(3,161)	1,699
Non-compete agreement	120	(43)	77	120	(25)	95
	59,410	(30,952)	28,458	59,410	(25,124)	34,286

Sports segment:
Customer relationships	2,089	(1,061)	1,028	2,089	(678)	1,411
Trade names	122	(55)	67	122	(37)	85
	2,211	(1,116)	1,095	2,211	(715)	1,496

Total	$61,621	$(32,068)	$29,553	$61,621	$(25,839)	$35,782

Amortization expense was $2.0 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense was $6.2 million and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Estimated aggregate amortization expense related to the intangible assets for the remainder of 2015 and subsequent years is as follows:

Amount
(in thousands)
Remainder of 2015	$1,982
2016	7,202
2017	5,972
2018	5,229
2019	2,814
Thereafter	6,354
Total	$29,553

The changes to the Company’s carrying amount of goodwill were as follows:

	Nine Months Ended September 30, 2015			Year ended December 31, 2014
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance, beginning of period	$28,693	$2,171	$30,864	$65,359	$2,171	$67,530
Impairments	—	—	—	(36,666)	—	(36,666)
Balance, end of period	$28,693	$2,171	$30,864	$28,693	$2,171	$30,864

The Company performs its annual goodwill impairment test during the fourth quarter of each year, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Company's projections in the second quarter of 2015 reflected a decline in the projected operating income for Black Hawk Ltd. for 2015 as a result of the continuing weakness in the oil services industry and the specific adverse effects experienced by Black Hawk Ltd. in 2015. This decline in projected operating income resulted in the need to perform a goodwill impairment test for Black Hawk Ltd. during the second quarter of 2015. The fair value of Black Hawk Ltd. was determined based on a valuation using a combination of the income approach (discounted cash flows) and the market approach (guideline public companies and guideline transaction method). The fair value of Black Hawk Ltd. exceeded its carrying value, resulting in no impairment of goodwill in the period.

The components of goodwill at September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Goodwill	$73,095	$73,095
Accumulated impairment	(42,231)	(42,231)
Net goodwill	$30,864	$30,864

9.	Long-term Debt

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
Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, Ltd. (“Rogue”), and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The carrying values as of September 30, 2015, of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement were as follows:

Amount
(in thousands)
Cash and cash equivalents	$43,515
Accounts receivable	12,360
Property and equipment, net	92,062
Intangible assets, net	28,458
Total	$176,395
The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. At September 30, 2015, $69.4 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for the remainder of 2015 and subsequent years are as follows:

Amount
(in thousands)
Remainder of 2015	$3,304
2016	13,214
2017	13,214
2018	39,643
Total	69,375
Less current portion	13,214
Total long-term debt	$56,161
The interest rate on the borrowings under the Amended Credit Agreement was 2.8% at September 30, 2015. For the three months ended September 30, 2015 and 2014, the Company incurred interest expense of $0.6 million and $0.8 million, respectively, in connection with the Amended Credit Agreement. For the nine months ended September 30, 2015 and 2014, the

Company incurred interest expense of $1.8 million and $2.4 million, respectively. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of September 30, 2015.

10.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Accrued compensation and related taxes	$3,751	$5,471
Deferred compensation	3,535	—
Deferred revenue	450	1,308
Investment purchases not settled	267	—
Insurance	462	—
Professional services	464	763
Accrued fuel and rig-related charges	247	601
Tax-related	1,012	238
Other	786	535
Total	$10,974	$8,916

“Other long-term liabilities" consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Deferred compensation	$—	$3,709
Tax-related	177	—
Other	41	6
Total	$218	$3,715

11.	Other Income (Expense), net

"Other income (expense), net" consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Investment income	$1,019	$1,332	$3,504	$4,231
Realized gain (loss) on sales of marketable securities, net	(3,393)	(1,002)	(1,430)	4,065
Realized gain (loss) on financial instrument obligations	1,346	(83)	1,063	(752)
Realized loss upon change to equity method at fair value	—	—	(2,807)	(568)
Realized gain on non-monetary exchange	9,326	—	9,326	—
Foreign exchange loss	(295)	(223)	(492)	(394)
Other	(98)	9	13	(68)
Other income (expense), net	$7,905	$33	$9,177	$6,514

12.	Income Taxes

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

For the three months ended September 30, 2015, the Company recognized a provision for income taxes of $2.4 million, which primarily represented a reduction in the allowable benefit recognizable on unrealized gains on marketable securities included in other comprehensive income. For the nine months ended September 30, 2015, the Company recognized a benefit from income taxes of $4.3 million, which consists primarily of benefits on unrealized gains on marketable securities included in other comprehensive income. For the three and nine months ended September 30, 2014, the Company recognized a provision for income taxes of $0.5 million and $1.1 million, respectively, which primarily reflects state taxes and deferred tax liabilities attributable to the amortization of indefinite-lived intangible assets.

13.    Stock Benefit Plans

The Company grants equity-based awards to employees under its 2004 Equity Incentive Plan, as amended (the “2004 Plan”), and grants equity-based awards to non-employee directors under its 2006 Director Plan, as amended (the "2006 Plan", and together with the “2004 Plan”, the "Equity Plans"). Stock-based compensation expense by type of award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the nine months ended September 30, 2015 and 2014, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Restricted stock	$741	$622	$2,338	$2,269
Stock options	—	—	—	36
Total stock-based compensation	$741	$622	$2,338	$2,305

Restricted stock activity in the Equity Plans during the nine months ended September 30, 2015, was as follows:

Shares
(in thousands)
Non-vested stock, January 1, 2015	57
Awarded	181
Vested	(20)
Forfeited	(3)
Non-vested stock, September 30, 2015	215

The Company did not grant any stock options during the nine months ended September 30, 2015.

14.	Net Income (Loss) Per Share

Basic net income (loss) attributable to Steel Excel per share of common stock is computed by dividing net income (loss) attributable to Steel Excel by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to Steel Excel gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Revised)		(Revised)
	(in thousands, except per share data)
Numerators:
Net income (loss)	$(14,263)	$75	$(32,339)	$9,699
Non-controlling interest	(211)	(238)	79	99
Net income (loss) attributable to Steel Excel Inc.	$(14,474)	$(163)	$(32,260)	$9,798

Denominators:
Basic weighted average common shares outstanding	11,421	11,437	11,489	11,769
Effect of dilutive securities:
Stock-based awards	—	—	—	21
Diluted weighted average common shares outstanding	11,421	11,437	11,489	11,790

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(1.27)	$(0.01)	$(2.81)	$0.83

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss)	$(1.27)	$(0.01)	$(2.81)	$0.83

The number of shares used in the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2015, excluded 15,000 incremental shares related to restricted stock awards.  The number of shares used in the calculation of diluted earnings (loss) per share for the three months ended September 30, 2014, excluded 23,000 incremental shares related to restricted stock awards.  Such incremental shares were excluded from the calculation of diluted earnings (loss) per share in each period due to their anti-dilutive effect on the loss from continuing operations.

15.	Accumulated Other Comprehensive Income

Changes in the components of "Accumulated other comprehensive income" were as follows:

	Unrealized Gains on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance, January 1, 2015	$(14,821)	$(385)	$(15,206)

Other comprehensive loss before reclassifications	(2,807)	(6)	(2,813)
Reclassifications from accumulated other comprehensive income	11,487	—	11,487
Current period other comprehensive income (loss)	8,680	(6)	8,674

Balance, September 30, 2015	$(6,141)	$(391)	$(6,532)

Amounts reclassified for realized gains or losses on sales of marketable securities and other-than-temporary impairments of marketable securities for the nine months ended September 30, 2015, are reported as components of "Other income (expense), net" and "Impairment of marketable securities", respectively, in the consolidated statements of operations.

16.	Segment Information

The Company currently reports its business in two reportable segments - Energy and Sports. The Company measures profit or loss of its segments based on operating income (loss) before goodwill and other asset impairments.

Segment information relating to the Company's results from continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Energy	$23,798	$49,701	$90,397	$140,767
Sports	9,682	8,882	17,578	14,899
Total revenues	$33,480	$58,583	$107,975	$155,666

Operating income (loss) before goodwill and other asset impairments
Energy	$(498)	$8,551	$3,692	$21,923
Sports	789	1,146	(1,570)	(896)
Total segment operating income	291	9,697	2,122	21,027
Corporate and other business activities	(3,400)	(3,517)	(10,578)	(10,878)
Interest expense	(627)	(778)	(1,883)	(2,468)
Impairment of marketable securities	(7,886)	—	(30,626)	—
Other income (expense), net	7,905	33	9,177	6,514
Income (loss) before income taxes and equity method income	$(3,717)	$5,435	$(31,788)	$14,195

Depreciation and amortization expense:
Energy	$5,440	$5,519	$16,485	$16,924
Sports	424	431	1,283	1,203
Total depreciation and amortization expense	$5,864	$5,950	$17,768	$18,127

Segment information related to the Company's assets was as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Sports	$14,970	$18,625
Energy	208,118	220,262
Corporate and other business activities	216,017	240,467
Total assets	$439,105	$479,354

17.	Related Party Transactions

SPLP beneficially owned approximately 58.2% of the Company’s outstanding common stock as of September 30, 2015. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and President of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Warren G. Lichtenstein and Jack L. Howard are compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

In June 2015, the Company's board of directors approved a plan to purchase up to 1,000,000 common units of SPLP on the open market or in private transactions with third parties. As of September 30, 2015, the Company held 442,337 SPLP common units that had a fair value of approximately $7.3 million (see Note 5).

The Company has contracted with SP Corporate Services LLC (“SP Corporate”), an affiliate of SPLP, to provide executive and financial management services in the areas of finance, regulatory reporting, and other administrative and operational functions, including the services of a chief financial officer. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the three months ended September 30, 2015 and 2014, the Company incurred expenses of $2.2 million in each of the periods related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. During the nine months ended September 30, 2015 and 2014, the Company incurred expenses of $6.8 million and $6.6 million, respectively, related to services provided by SP Corporate and reimbursements of expenses incurred on its behalf by SP Corporate and its affiliates. The Company owed SP Corporate and its affiliates $0.1 million at September 30, 2015.

The Company uses several firms to execute trades of its marketable securities and certain of its other investments. The Company uses Mutual Securities, Inc. ("Mutual Securities"), to execute certain trades, including repurchases of the Company's common stock. Jack L. Howard, the Company's principal executive officer, is a registered principal of Mutual Securities and receives commission payments from Mutual Securities after deductions for fees and expenses. During the three months ended September 30, 2015 and 2014, the Company paid commissions to Mutual Securities totaling $77,000 and $73,000, respectively. During the nine months ended September 30, 2015 and 2014, the Company paid commissions to Mutual Securities totaling $106,000 and $295,000, respectively.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

At September 30, 2015, the Company held $3.3 million of short-term deposits at WebBank, a subsidiary of SPLP. For the three months ended September 30, 2015 and 2014, the Company recorded interest income of $8,000 and $23,000, respectively, on such deposits. For the nine months ended September 30, 2015 and 2014, the Company recorded interest income of $36,000 and $65,000, respectively.

18.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing and financing activities for the nine months ended September 30, 2015 and 2014, was as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Interest paid	$1,647	$2,092
Income taxes paid, net of refunds	$138	$151

Non-cash investing and financing activities:
Reclassification of available-for-sale securities to equity method investment	$10,858	$27,647
Partnership interest exchanged for marketable securities	$25,000	$—
Securities received in exchange for financial instrument obligations	$76	$19,341
Securities delivered in exchange for settlement of financial instrument obligations	$76	$—
Restricted stock awards surrendered to satisfy tax withholding obligations upon vesting	$32	$14
Contribution of advances by non-controlling interest	$—	$268

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

During 2015, the Company identified an error related to the manner in which the change in the valuation allowance for deferred tax assets was reflected in its financial statements for all annual and quarterly periods in the years ended December 31, 2014 and 2013. The change in the valuation allowance, which resulted from a change in deferred tax liabilities related to unrealized gains on available-for-sale securities, was recognized as a component of income from continuing operations, resulting in a benefit from or provision for income taxes allocated to continuing operations in each period, with an offsetting provision for or benefit from income taxes allocated to other comprehensive income relating to unrealized gains or losses on available-for-sale securities. Upon subsequent review, the Company determined that proper intra-period allocation of the provision for income taxes would have resulted in this change in the valuation allowance being allocated to other comprehensive income, resulting in no provision or benefit for such item. In periods in which the valuation allowance decreased, the impact of this error was an overstatement of income from continuing operations and an understatement of other comprehensive income; in periods in which the valuation allowance increased, the impact of this error was an understatement of income from continuing operations and an overstatement of other comprehensive income. The correction of this error has resulted in adjustments to the Company's balance sheet at December 31, 2014, its statements of operations and statements of comprehensive income for the three and nine months ended September 30, 2014, and its statement of cash flows for the nine months ended September 30, 2014.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

The continuing weakness in the oil services industry had an adverse effect on the results of operations of the Company's Energy segment in the first nine months of 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies (the "E&P Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling activity. In addition, the E&P Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in the first nine months of 2015 and will continue to adversely impact its operations throughout 2015. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. The Company has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting drilling rig count in the basins in which it operates, and the Company's ability to return to the pricing and service levels of the past as oil prices increase. Although the impact on the Energy segment's results of operations in 2015 remains uncertain, the drilling rig count in North America has declined significantly, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. As a result, the Company expects the Energy segment to continue to experience a decline in operating income in 2015 as compared to the 2014 results.

Three months ended September 30, 2015, compared to three months ended September 30, 2014

Net revenues for the three months ended September 30, 2015, decreased by $25.1 million as compared to the 2014 period. Net revenues from the Company's Energy segment decreased by $25.9 million, or 52.1%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the Company's Sports segment increased by $0.8 million from an increase in revenues from UK Elite primarily as a result of operating the businesses acquired during the 2014 period for the full period in 2015.

Gross profit for the three months ended September 30, 2015, decreased by $10.2 million as compared to the 2014 period, and as a percentage of revenue declined to 20.9% in the third quarter of 2015 from 29.3% in the comparable 2014 period. Gross profit in the Energy segment decreased by $9.9 million, and as a percentage of revenue declined to 13.2% in the third quarter of 2015 from 26.3% in the comparable 2014 period. Gross profit in the Energy segment decreased as a result of the decline in revenues. Gross profit in the Sports segment in the 2015 period decreased by $0.3 million.

SG&A expenses in the third quarter 2015 decreased by $0.6 million as compared to the comparable 2014 period primarily from cost reduction initiatives in the Energy segment.

The Company incurred an operating loss of $3.1 million in the third quarter of 2015 as compared to operating income of $6.2 million in the 2014 period. Operating income in the Energy segment decreased by $9.0 million, resulting in an operating loss of $0.5 million for the period as a result of the decline in revenues and margins that resulted from the adverse effects the decline in energy prices had on the oil services industry. The operating income in the Sports segment decreased by $0.4 million.

Amortization of intangibles in the third quarter 2015 decreased by $0.3 million as compared to the comparable 2014 period as a result of a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

Interest expense of $0.6 million in the third quarter 2015 decreased by $0.2 million as compared to the 2014 period primarily as a result of the repayment of long-term debt.

The Company incurred an impairment charge of $7.9 million related to its marketable securities in the third quarter 2015. The impairment charge resulted from the Company's determination that certain unrealized losses in available-for-sale securities represented other-than-temporary impairments as of September 30, 2015.

Other income of $7.9 million in the third quarter 2015 primarily represented a realized gain on a non-monetary exchange of $9.3 million, realized gains on financial instrument obligations of $1.3 million, and investment income of $1.0 million, partially offset by realized losses on the sale of marketable securities of $3.4 million. Other income of $33,000 in the third quarter 2014 included investment income of $1.3 million, offset by realized losses on the sale marketable securities of $1.0 million and a foreign exchange loss of $0.2 million.

The Company recognized a provision for income taxes of $2.4 million for the three months ended September 30, 2015, which primarily represented a reduction in the allowable benefit recognizable on unrealized gains on marketable securities included in other comprehensive income. The Company recognized a provision for income taxes of $0.5 million for the three months ended September 30, 2014, which primarily reflects state taxes and deferred tax liabilities attributable to the amortization of indefinite-lived intangible assets.

Nine months ended September 30, 2015, compared to nine months ended September 30, 2014

Net revenues for the nine months ended September 30, 2015, decreased by $47.7 million as compared to the 2014 period. Net revenues from the Company's Energy segment decreased by $50.4 million, or 35.8%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the Company's Sports segment increased by $2.7 million from an increase in revenues from UK Elite primarily as a result of operating the businesses acquired during the 2014 period for the full period in 2015.

Gross profit for the nine months ended September 30, 2015, decreased by $20.3 million as compared to the 2014 period, and as a percentage of revenue declined to 20.3% in the first nine months of 2015 from 27.1% in the comparable 2014 period. Gross profit in the Energy segment decreased by $20.6 million, and as a percentage of revenue declined to 16.2% in the first nine months of 2015 from 25.1% in the comparable 2014 period. Gross profit in the Energy segment decreased as a result of the decline in revenues. Gross profit in the Sports segment in the 2015 period increased by $0.3 million primarily from UK Elite as a result of the increase in revenues.

SG&A expenses in the first nine months of 2015 decreased by $0.6 million as compared to the comparable 2014 period. SG&A expenses in the Energy segment decreased by $1.2 million primarily from cost reduction initiatives and the receipt of a purchase price adjustment of $0.5 million related to a 2013 acquisition. SG&A expenses also decreased $0.3 million from corporate and other business activities. Such decreases were offset by SG&A expenses in the Sports segment that increased by $0.9 million primarily from UK Elite as a result of the businesses acquired during the 2014 period and additional segment management costs.

The Company incurred an operating loss of $8.5 million in the first nine months of 2015 as compared to operating income of $10.1 million in the 2014 period. Operating income in the Energy segment decreased by $18.2 million as a result of the decline in revenues and margins that resulted from the adverse effects the decline in energy prices had on the oil services industry. The operating loss in the Sports segment increased by $0.7 million.

Amortization of intangibles in the first nine months of 2015 decreased by $1.1 million as compared to the comparable 2014 period as a result of a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

Interest expense of $1.9 million in the first nine months of 2015 decreased by $0.6 million as compared to the 2014 period primarily as a result of the repayment of long-term debt.

The Company incurred an impairment charge of $30.6 million related to its marketable securities in the first nine months of 2015. The impairment charge resulted from the Company's determination that certain unrealized losses in available-for-sale securities represented other-than-temporary impairments during 2015.

Other income of $9.2 million in the first nine months of 2015 primarily represented a realized gain on a non-monetary exchange of $9.3 million, investment income of $3.5 million, and realized gains on financial instrument obligations of $1.1 million, partially offset by realized losses on the sale of marketable securities of $1.4 million, a realized loss of $2.8 million recognized upon initially accounting for an investment under the equity method of accounting at fair value, and a foreign exchange loss of $0.5 million. Other income of $6.5 million in the 2014 period primarily represented realized gains on the sale marketable securities of $4.1 million and investment income of $4.2 million, partially offset by realized losses on financial instrument obligations of $0.8 million, a realized loss of $0.6 million recognized upon initially accounting for an investment under the equity method of accounting at fair value, and a foreign exchange loss of $0.4 million.

The Company recognized a benefit from income taxes of $4.3 million for the nine months ended September 30, 2015, which consists primarily of benefits on unrealized gains on marketable securities included in comprehensive income. The Company recognized a provision for income taxes of $1.1 million for the nine months ended September 30, 2014, which primarily reflects state taxes and deferred tax liabilities attributable to the amortization of indefinite-lived intangible assets.

Financial Condition

Steel Energy Services Ltd. ("Steel Energy") has a credit agreement, as amended (the “Amended Credit Agreement”), that provides for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. At September 30, 2015, $69.4 million was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10.0 million was available for future borrowing under the Revolving Loans. Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, Ltd. (“Rogue”), and Black Hawk Energy Services, Ltd. ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The Company was in compliance with all financial covenants of the Amended Credit Agreement as of September 30, 2015.

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at September 30, 2015, totaled $69.7 million and $126.6 million, respectively. Working capital in the first nine months of 2015 decreased by $7.0 million due primarily to a decrease of $10.9 million from a reclassification of current available-for-sale securities to non-current equity method investments, a decrease of $15.0 million from net investment losses, a decrease of $4.5 million from capital expenditures, and a decrease of $9.9 million from the repayment of long-term debt, partially offset by an increase of $34.3 million from the receipt of marketable securities in exchange for an investment in a limited partnership that was liquidated in 2015.

Cash flows from operating activities decreased $8.3 million in the first nine months of 2015 as compared to the 2014 period due primarily to a decrease in cash generated from net income of $19.3 million, an increase in payments for accounts payable and accrued expenses of $5.3 million, and an increase in payments for prepaid expenses of $2.0 million, partially offset by an increase in net collections of accounts receivable of $18.3 million.

During the first nine months of 2015, the Company generated $10.5 million of cash from investing activities. The Company received proceeds from sales of marketable securities, net of purchases and restricted cash, of $15.0 million, which was offset by $4.5 million in purchases of property and equipment.

During the first nine months of 2015, the Company used $15.1 million of cash for financing activities primarily for debt repayments on the Amended Credit Facility of $9.9 million and the acquisition of treasury shares for $4.6 million.

At September 30, 2015, the Company had $196.4 million in cash and marketable securities, exclusive of $20.2 million of restricted cash related to short sale transactions on certain financial instruments for which the Company has an obligation to deliver or purchase securities at a later date.

Available-for-sale securities at September 30, 2015, included short-term deposits, corporate debt and equity instruments, and mutual funds, and were recorded on the consolidated balance sheet at fair market value, with any related unrealized gain or loss, except for other-than-temporary impairments, reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In the first nine months of 2015, the Company incurred an impairment charge of $30.6 million related to its marketable securities that resulted from the Company's determination that certain unrealized losses in available-for-sale securities represented other-than-temporary impairments in 2015. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

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

Commitments and Contingencies

Contractual Obligations

There were no other material changes in the Company’s contractual obligations at September 30, 2015, as compared to those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), which requires that adjustments to provisional amounts recognized at the time of a business combination that are identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 also requires that the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, be recognized in the same period’s financial statements, with disclosure of the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company does not expect the adoption of ASU No. 2015-16 to have a material effect on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2015, which was the period covered by this quarterly report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to certain banking regulatory requirements that could impact our investing decisions. Under Section 619 (the “Volcker Rule”) of The Dodd-Frank Wall Street Reform and Consumer Protection Act, we are a banking entity by virtue of being an affiliate of WebBank, an industrial bank owned by Steel Partners Holdings, L.P., which beneficially owned approximately 58.2% of the Company's common stock as of September 30, 2015. The Volcker Rule generally restricts certain banking entities from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The restrictions on proprietary trading activities went into effect on July 21, 2015. Under these restrictions and subject to certain exclusions, we are prohibited from engaging in certain trading activities, including trading for short-term resale and benefiting from short-term price movements. We generally have a long-term investment strategy, and we do not believe that our recent investing activities would have been prohibited by restrictions under the Volcker Rule, although such restrictions could prohibit us from making certain investment decisions in the future.

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

The following table summarizes, by month, the repurchases made during the three months ended September 30, 2015, under the 2015 Repurchase Program.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month of July 2015	117,010	$20.01	117,010	381,625
Month of August 2015	100,000	$20.03	100,000	281,625
Month of September 2015	—	$—	—	281,625

Item 6. Exhibits

31.1*	Certification of the Principal Executive Officer, Jack L. Howard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, James F. McCabe, Jr., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer, Jack L. Howard, and the Principal Financial Officer, James F. McCabe, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Steel Excel Inc.

By:	/s/Jack L. Howard
	Jack L. Howard Vice Chairman (Principal executive officer)	Date:	November 4, 2015

By:	/s/James F. McCabe, Jr.
	James F. McCabe, Jr. Chief Financial Officer (Principal financial officer)	Date:	November 4, 2015