Form 10-K
period 2015-12-31
Steel Excel Inc.
filed 2016-03-11
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-15071
 _____________________

Steel Excel Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2748530 (I.R.S. Employer Identification No.)

1133 WESTCHESTER AVENUE, SUITE N222 WHITE PLAINS, NEW YORK (Address of principal executive offices)	10604 (Zip Code)

Registrant's telephone number, including area code (914) 461-1300
 _____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq Capital Market
Preferred Stock Purchase Rights	Nasdaq Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $96.8 million.

As of February 29, 2016, there were 11,347,038 shares of Steel Excel’s common stock outstanding.

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
PART I

Item 1. Business

General
Steel Excel Inc. and its subsidiaries (“Steel Excel”, the “Company”, “we”, “us”, “our”) currently operate in two reporting segments - Energy and Sports. Through its wholly-owned subsidiary Steel Energy Services Ltd. ("Steel Energy Services"), the Company’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., the Company’s Sports business is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect, and integrity. The Company also makes significant non-controlling investments in entities in industries related to its reporting segments as well as entities in other unrelated industries. The Company continues to identify business acquisition opportunities in both the Energy and Sports industries as well as in other unrelated industries. Steel Partners Holdings L.P. (“Steel Partners”), an affiliate, beneficially owned approximately 58.3% of the Company’s outstanding common stock as of December 31, 2015.
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
The Company began its Sports business in June 2011 with the acquisition of the assets of Baseball Heaven LLC (“Baseball Heaven”), a provider of a wide variety of baseball services, including tournaments, training, teams, and camps. In August 2011, the Company acquired a 75% membership in The Show, LLC (“The Show”), a provider of baseball uniforms to Little League and softball players and coaches. The Company expanded the business in November 2012 with the acquisition of a 50% interest in two Crossfit® facilities located in Torrance, CA, and Hermosa Beach, CA, and in 2014 the Company increased its ownership interest in the Torrance Crossfit® facility to approximately 86%. In January 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC (“Ruckus”), an obstacle course and mass-participation events company that was controlled by the Company through its majority representation on the Ruckus board. The Company increased its membership interest in Ruckus to 45% during 2013. Also in January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company that is accounted for as an equity-method investment. In June 2013, the Company further expanded its Sports business with the acquisition of 80% of UK Elite Soccer, Inc. (“UK Elite”), a provider of youth soccer programs, coaching services, tournaments, tours, and camps.
In July 2012 and November 2013 the Company shut down The Show and Ruckus, respectively, after they did not meet operational and financial expectations. The Show and Ruckus are each reported as discontinued operations in the Company’s consolidated financial statements. In September 2015, the Company fully impaired its investment in Again Faster based on the state of the business and the available strategic alternatives. In January 2016, the Company exchanged its 50% interest in the Hermosa Crossfit® facility for the remaining 14% interest in the Torrance Crossfit® facility.
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
Segment Information
See Note 21 to the Company’s consolidated financial statements for information regarding segments.
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
Sports business. The Sports business is focused on providing a first-class experience for all families that participate in our programs through the implementation of the Steel Coaching System. Our baseball business is focused on teams, tournaments, camps, lessons, and showcases. Baseball Heaven is equipped with four full-sized outdoor fields, three smaller youth-sized outdoor fields, and an indoor facility. Our soccer business covers a wide variety of programs, including teams, coaching services, tournaments, tours, and camps. Soccer programs are run at facilities owned by municipalities or schools and are run either in conjunction with local youth soccer leagues or as a stand-alone offering. Strength and conditioning services as well as yoga, pilates, and spin were provided at the Torrance and Hermosa Crossfit® facilities through January 2016, and are provided solely at the Torrance facility subsequently.
Customers
Our Energy business client base consists of exploration and production companies in the oil and gas industry. For the year ended December 31, 2015, revenues from Oasis Petroleum, XTO Energy, Continental Resources, and Whiting Petroleum represented 16.3%, 12.1%, 11.5%, and 10.5%, respectively, of the Company's consolidated revenues; for the year ended December 31, 2014, revenues from Oasis Petroleum and Continental Resources represented 20.7% and 20.3%, respectively, of the Company’s consolidated revenues; and for the year ended December 31, 2013, revenues from Continental Resources and XTO Energy represented 17.0% and 10.5%, respectively, of the Company’s consolidated revenues. For the years ended December 31, 2015, 2014, and 2013, revenues from the Energy business’ five largest customers represented 55.7%, 61.2%, and 51.3%, respectively, of the Company's consolidated revenues. For the years ended December 31, 2015, 2014, and 2013, the Energy business’ five largest customers represented 66.3%, 67.1%, and 56.1%, respectively, of the segment's revenues and the fifteen largest customers represented 90.4%, 89.0%, and 88.2%, respectively, of the segment’s revenues. The loss of a significant customer could have a material adverse effect on the Energy business and Steel Excel.
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
Sports business. The market for the Sports business’ baseball and soccer service offerings is very fragmented, and its competitors are primarily small local or regional operations. The market for its strength and conditioning services is fragmented, and its competitors vary from large national providers of such services to local providers of comparable or other niche services.
The baseball business and the soccer business are affected by seasonal factors, with business volume declining from late autumn through early spring as a result of colder temperatures and fewer daylight hours. In addition, inclement weather during peak seasons can have an adverse effect on the business since fields may not be available to reschedule any canceled events. In 2013, we completed the construction of an indoor baseball facility to enable us to provide year-round baseball services to partially mitigate the revenue declines experienced in non-peak months and during periods of inclement weather. In 2015, we also increased our focus on providing indoor soccer services during the non-peak months.
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
Employees
As of December 31, 2015, we had 763 employees, of which 658 were full-time employees and 105 were part-time employees. All of our employees are located in the United States. We also hire additional full-time and part-time employees during peak seasonal periods. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

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
Our Energy business is susceptible to the impact of fluctuations in energy prices, which could have an adverse effect on our results of operations. High oil and natural gas prices result in an increase in drilling activity, increasing the demand for oilfield services. Oilfield service companies invest in new equipment in such an environment to expand their capacity to take advantage of this increased activity, which could result in an increasingly competitive environment. Declining oil and natural gas prices can result in our customers reducing their drilling and work over activities, which can result in a reduced demand for our services and requests for price concessions. Oilfield service companies may be willing to provide their services at reduced prices in such an environment to be able to cover their equipment and other fixed costs. The increased competition, reduced demand, or competitive pricing pressure could lead to declines in our prices and utilization, which would have an adverse effect on our results of operations.

We are heavily dependent on the oil and gas industry in North America. Several factors affect our customers’ willingness to continue to undertake exploration and production activities, the adverse effects of any of which could have a significant adverse effect on our results of operations. Our Energy business is dependent on our customers’ willingness to continue to explore for and produce oil and natural gas in North America, primarily in the Bakken and Permian basins. Factors affecting our customers’ willingness to continue to undertake exploration and production activities include the following:

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
We are exposed to potential litigation and unrecoverable losses that could have an adverse effect on our results of operations and financial condition. Our Energy business is subject to many hazards inherent in the industry, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment, and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage, and damage to the property of others. In addition, we may be subject to litigation as a result of any of these hazards or in the normal course of business. We may be unable to obtain desired contractual indemnities for such hazards, and our insurance may not provide adequate coverage in certain instances. The occurrence of an event not fully indemnified or insured, or the failure or inability of a customer or insurer to meet its financial obligations, and resulting claims and litigation could result in substantial losses and have a significant adverse effect on our results of operations and financial condition.
Increased regulation of hydraulic fracturing could have an adverse impact on our customers. Many of our customers utilize hydraulic fracturing services, which is the process of creating or expanding cracks, or fractures, in formations underground where water, sand, and other additives are pumped under high pressure into the formation. Although we are not a provider of hydraulic fracturing services, many of our services complement the hydraulic fracturing process. Legislation for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process could be enacted. Additionally, the United States Environmental Protection Agency has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act and is completing the process of drafting guidance documents related to this asserted regulatory authority. Our customers’ operations could be adversely affected if additional regulation or permitting requirements were to be required for hydraulic fracturing activities, which could have an adverse effect on our results of operations.
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

We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition, and liquidity. A substantial portion of our assets consists of investments in marketable securities that we classify as available-for-sale securities, which are adjusted to fair value each period. An adverse change in global economic conditions may result in a decline in the value of our marketable securities. Declines in the value of marketable securities may not be recognized if such unrealized losses are deemed to be temporary. However, any such declines in value will be recognized as losses upon the sale of such securities or if such declines are deemed to be other than temporary. For the year ended December 31, 2015, the Company incurred impairment charges related to its marketable securities totaling $59.8 million. Any adverse changes in the financial markets and resulting declines in value of our marketable securities may result in additional impairment charges and could have an adverse effect on our results of operations, financial condition, and liquidity.
Certain of our investments may subject us to greater risk and be less liquid than other investments in our portfolio. Our investments include significant interests in equity-method investees, participation in corporate term loans, and promissory notes. We have also entered into short sale transactions on certain financial instruments and have sold call and put options. We may continue to engage in similar investing activities in the future. Such investments may be subject to greater price fluctuations, may be more difficult to sell, and may be sold at prices that do not reflect their intrinsic value.
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
Restrictions on the transfer of our common stock could inhibit certain transactions that may be beneficial to shareholders. In order to preserve our tax benefit carryforwards, our Certificate of Incorporation generally prohibits the transfer of our common stock and other corporate securities if such a transfer would result in (i) a party having an ownership interest of 4.9% or greater in the Company or (ii) an increased ownership interest of a party that already has an ownership interest of 4.9% or greater in the Company. This restriction, which is in effect until July 2018, could inhibit or prevent certain transactions that would otherwise be beneficial to stockholders.
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
We may not be able to fully utilize our tax benefits, which could result in increased cash payments for taxes in future periods. Net operating losses (“NOLs”) may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized, our NOLs and other carry-forwards could provide us with significant tax savings in future periods. Our ability to utilize these tax benefits in future years will depend upon our ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs. The potential benefit of the NOLs and other carry-forwards may be limited or permanently lost as a result of the following:

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

We may incur impairments charges related to our long-lived assets. We periodically evaluate the carrying value of our long-lived assets, including our property and equipment, identified intangible assets, and goodwill for impairment. In performing these assessments we rely on cash flow projections based on our current operating plans, estimates, and judgments. We could incur impairment charges if our actual results are materially different from such cash flow projections, which could have a material adverse effect on our financial position and results of operations. For the years ended December 31, 2015 and 2014, the Company incurred goodwill and intangible asset impairment charges of $25.6 million and $36.7 million, respectively.
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
We are subject to certain banking regulatory requirements that could impact our investing decisions. Under Section 619 (the “Volcker Rule”) of The Dodd-Frank Wall Street Reform and Consumer Protection Act, we are a banking entity by virtue of being an affiliate of WebBank, an industrial bank owned by Steel Partners, which beneficially owned approximately 58.3% of the Company's common stock as of December 31, 2015. The Volcker Rule generally restricts certain banking entities from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The restrictions on proprietary trading activities went into effect on July 21, 2015. Under these restrictions and subject to certain exclusions, we are prohibited from engaging in certain trading activities, including trading for short-term resale and benefiting from short-term price movements. We generally have a long-term investment strategy, and we do not believe that our recent investing activities would have been prohibited by restrictions under the Volcker Rule, although such restrictions could prohibit us from making certain investment decisions in the future.

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
Loss of a significant customer could have a material adverse effect on our results of operations and financial condition. The customer base of our Energy business is concentrated. For the year ended December 31, 2015, revenues from Oasis Petroleum, XTO Energy, Continental Resources, and Whiting Petroleum represented 16.3%, 12.1%, 11.5%, and 10.5%, respectively, of our consolidated revenues, and the fifteen largest customers in the Energy business represented approximately 75.9% of our consolidated revenues. The loss of a significant customer could have a material adverse effect on our results of operations and financial condition.
The beneficial ownership of our common stock by Steel Partners provides it with control, and the common management shared with other Steel Partners’ entities may result in the interests of Steel Partners differing from the interests of other shareholders. At December 31, 2015, SPH Group Holdings LLC, an indirect wholly-owned subsidiary of Steel Partners, beneficially owned approximately 58.3% of our outstanding common stock. Warren G. Lichtenstein, the chairman of our board and chairman of our Sports business, serves as executive chairman of the general partner of Steel Partners; Jack Howard, a director and our principal executive officer, serves as President and a director of the general partner of Steel Partners. In their capacities as directors and senior executive officers of the general partner of Steel Partners, Messrs. Lichtenstein and Howard generally have the ability to determine the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our certificate of incorporation, as amended, and the approval of any proposed merger. The interests of Messrs. Lichtenstein and Howard, as well as those of Steel Partners and its affiliates in such matters may differ from the interests of our other stockholders in some respects. In addition, employees and affiliates of Steel Partners hold positions with us, including James F. McCabe, Jr., our chief financial officer, and Leonard McGill, our general counsel.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Energy business owns four buildings in Williston, ND, including one that serves as its headquarters and operations hub in the Bakken basin along with separate buildings with office and shop space. To support its operations in other locations, the Energy business owns shop space in Texas and leases shop space in Colorado under an arrangement that expires in November 2016. The Energy business also leases shop space and office space under month-to-month arrangements on an as needed basis, and owns and leases housing for temporary living arrangements for certain of its employees.
The Sports business has a lease for office space in Hermosa Beach, CA, that expires in April 2016, which serves as its headquarters, and a month-to-month arrangement in Sacramento, CA, for executive office space. The Sports business has a lease for approximately 27.9 acres of land in Yaphank, NY, for its baseball services operation that expires in December 2016. Under this lease the Company has two extension options and a right of first refusal to purchase the parcel. The Sports business also has a lease for 9,940 square feet for its Crossfit® facility in Torrance, CA, that expires in March 2023. In addition, the Sports business has a lease for office space in Cedar Knolls, NJ, that expires in February 2019, which serves as the headquarters for its youth soccer operation, and also has leases in various states for small administrative offices to support the soccer operation.
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On July 7, 2015, our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol "SXCL". Prior to such date, our common stock traded in the over the counter market and was quoted on the OTCQB marketplace under the ticker symbol "SXCL". On March 11, 2016, the Company notified the Nasdaq Stock Market of its intention to voluntarily delist its common stock, with associated preferred stock purchase rights, from the Nasdaq Capital Market.  The Company intends to cease trading on Nasdaq at the close of business on March 31, 2016.  After the effective date of delisting, the Company intends to file a Form 15 with the Securities and Exchange Commission to voluntarily effect deregistration of its securities pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.  The Company's obligation to file current and periodic reports with the Securities and Exchange Commission ("SEC") will be terminated the same day upon the filing of the Form 15 with the SEC.  The Company is eligible to deregister its common stock, with associated preferred stock purchase rights, because it has fewer than 300 stockholders of record.

The following table sets forth the high and low closing prices for each period indicated.

	2015		2014
	High	Low	High	Low

Quarter Ended March 31,	$25.49	$21.50	$33.00	$29.00
Quarter Ended June 30,	$22.00	$18.15	$50.00	$30.00
Quarter Ended September 30,	$24.00	$19.26	$35.35	$32.00
Quarter Ended December 31,	$20.85	$12.86	$32.50	$23.50
As of February 29, 2016, there were approximately 21 registered holders of record of our common stock, which does not include holders that have shares of common stock held for them by a broker or other nominee. No dividends have been paid on the Company’s common stock.
The following table sets forth information as of December 31, 2015, with respect to the Company's equity compensation plans under which securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	70,750	$23.75	1,767,429
Equity compensation plans not approved by security holders	—	—	—

On June 24, 2015, the Company's Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares of the Company's common stock (the "2015 Repurchase Program"). The 2015 Repurchase Program superseded and canceled all previously approved repurchase programs. Any repurchases under the 2015 Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in compliance with applicable laws and regulations.  The 2015 Repurchase Program is expected to continue indefinitely, unless shortened by the Board of Directors.  During the three months ended December 31, 2015, no repurchases were made under the 2015 Repurchase Program, but 3,973 shares were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards . The maximum number of shares that may be repurchased under the 2015 Repurchase Program was 281,625 at December 31, 2015.

The following stock performance graph compares the cumulative total stockholder return on our common stock to the Russell 2000 Index and the PHLX Oil Service Sector. The graph assumes that $100 was invested in each of the investments on December 31, 2010, with any dividends reinvested. This stock performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the “Exchange Act”) except to the extent that we specifically incorporate it by reference into such filing.

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

	Year Ended December 31,
	2015 (A)	2014 (B)	2013 (C)	2012 (D)	2011
	(in thousands, except per share data)
Statements of Operations Data:
Net revenues	$132,620	$210,148	$120,028	$100,104	$2,502
Income (loss) from continuing operations before income taxes	$(88,004)	$(19,522)	$7,911	$6,467	$(158)
Net income (loss) from continuing operations	$(97,783)	$(24,269)	$12,867	$22,179	$68
Net income (loss) from continuing operations attributable to Steel Excel Inc. per share of common stock - basic and diluted	$(8.50)	$(2.06)	1.03	$1.83	$0.01

Balance Sheet Data:
Total assets	$344,822	$476,946	$538,694	$466,495	$368,677
Long-term obligations	$42,666	$79,242	$92,400	$14,397	$—

(A)	Includes marketable securities impairment charges of $59.8 million, goodwill and intangible assets impairment charges of $25.6 million, and a benefit from income taxes of $6.3 million.

(B)	Includes goodwill impairment charges of $36.7 million.

(C)	Includes a benefit from income taxes of $5.8 million.

(D)	Includes a benefit from income taxes of $15.7 million.

No cash dividends have been paid or declared on the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. The Energy segment focuses on providing drilling and production services to the oil and gas industry. The Sports segment is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect, and integrity. The Company also makes significant non-controlling investments in entities in industries related to its reporting segments as well as entities in other unrelated industries. The Company continues to identify business acquisition opportunities in both the Energy and Sports industries as well as in other unrelated industries.

The Company began its Energy business in December 2011 with the acquisition of the business and assets of Rogue Pressure Services Ltd. (“Rogue”). The Company expanded the business with the acquisition of the business and assets of Eagle Well Services, Inc. ("Eagle Well"), in February 2012 and the acquisition of Sun Well Service, Inc. ("Sun Well") in May 2012, both of which operate under Sun Well as a combined business. In December 2013, the Company further expanded its Energy business with the acquisition by its wholly-owned subsidiary Black Hawk Energy Services, Ltd. ("Black Hawk Ltd.") of the business and assets of Black Hawk Energy Services, Inc. (“Black Hawk Inc.”).
The Company began its Sports business in June 2011 with the acquisition of the assets of Baseball Heaven LLC (“Baseball Heaven”), a provider of a wide variety of baseball services, including tournaments, training, teams, and camps. The Company expanded the business in November 2012 with the acquisition of a 50% interest in two Crossfit® facilities located in Torrance, CA, and Hermosa Beach, CA, and in 2014 the Company increased its ownership interest in Torrance facility to approximately 86%. In January 2013, the Company acquired a 20% membership interest in Ruckus Sports LLC ("Ruckus"), an obstacle course and mass-participation events company that was controlled by the Company through its representation on the Ruckus board. The Company increased its membership interest in Ruckus to 45% during 2013. Also in January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company that is accounted for as an equity-method investment. In June 2013, the Company further expanded its Sports business with the acquisition of 80% of UK Elite Soccer, Inc. (“UK Elite”), a provider of youth soccer programs, coaching services, tournaments, tours, and camps. In 2014, UK Elite acquired the business and assets of three independent providers of soccer clinics and camps.

In November 2013 the Company shut down Ruckus after it did not meet operational and financial expectations. Ruckus is reported as a discontinued operation in the Company’s consolidated financial statements. In 2015, the Company fully impaired its investment in Again Faster based on the state of the business and the available strategic alternatives.

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
During 2015, the Company identified an error related to the manner in which the change in the valuation allowance for deferred tax assets was reflected in its financial statements for all annual and quarterly periods in the years ended December 31, 2014 and 2013. The change in the valuation allowance, which resulted from a change in deferred tax liabilities related to unrealized gains on available-for-sale securities, was recognized as a component of income from continuing operations, resulting in a benefit from or provision for income taxes allocated to continuing operations in each period, with an offsetting provision for or benefit from income taxes allocated to other comprehensive income relating to unrealized gains or losses on available-for-sale securities. Upon subsequent review, the Company determined that proper intra-period allocation of the provision for income taxes would have resulted in this change in the valuation allowance being allocated to other comprehensive income, resulting in no provision or benefit for such item. In periods in which the valuation allowance decreased, the impact of this error was an overstatement of income from continuing operations and an understatement of other comprehensive income; in periods in which the valuation allowance increased, the impact of this error was an understatement of income from continuing operations and an overstatement of other comprehensive income. The correction of this error has resulted in adjustments to the Company's balance sheet at December 31, 2014, and its statement of operations, statement of comprehensive income, statement of stockholders' equity, and statement of cash flows for the year ended December 31, 2013.

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

Results of Operations

The continuing weakness in the oil services industry had an adverse effect on the results of operations of the Company's Energy segment in 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies (the "E&P Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling activity. In addition, the E&P Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in 2015 and will further adversely impact its operations in 2016. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. The Company has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting well production and drilling rig count in the basins in which it operates, and the Company's ability to return to the pricing and service levels of the past as oil prices increase. The drilling rig count in North America has declined significantly, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. The North American drilling rig count has continued to decline in early 2016, and as a result, the Company expects the Energy segment to experience a further decline in operating income in 2016 as compared to the 2015 results. As a result of the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Company's Energy segment, the Company recognized goodwill and intangible asset impairment charges of $25.6 million and $36.7 million for the years ended December 31, 2015 and 2014. At December 31, 2015, the remaining goodwill associated with the energy business was $10.6 million, all of which related to one reporting unit of the Company's Energy segment and which is at risk of future impairment if the fair value of this reporting unit declines in value.

Year ended December 31, 2015, compared with 2014

Net revenues for the year ended December 31, 2015, decreased by $77.5 million as compared to 2014. Net revenues from the Company's Energy segment decreased by $80.2 million primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the Company's Sports segment increased by $2.7 million from an increase in revenues of $2.1 million from UK Elite primarily as a result of operating the businesses acquired during the 2014 period for the full period in 2015 and an increase in revenues of $0.6 million from Baseball Heaven.

Gross profit for the year ended December 31, 2015, decreased by $31.4 million as compared to 2014, and as a percentage of revenue declined to 20.1% from 27.6%. Gross profit in the Energy segment decreased by $31.2 million, and as a percentage of revenue declined to 16.5% in 2015 from 25.9% in 2014. Gross profit in the Energy segment decreased as a result of the decline in revenues. Gross profit in the Sports segment in 2015 decreased by $0.3 million primarily as a result of a decrease in gross profit of $0.2 million from UK Elite.

Selling, general and administrative ("SG&A") expenses in 2015 decreased by $1.7 million as compared to 2014. SG&A expenses in the Energy segment decreased by $2.3 million primarily from cost reduction initiatives and the receipt of a purchase price adjustment of $0.5 million related to a 2013 acquisition. SG&A expenses also decreased $0.3 million from corporate and other business activities. Such decreases were partially offset by SG&A expenses in the Sports segment that increased by $0.9 million primarily from UK Elite as a result of the businesses acquired during the 2014 period and additional segment management costs.

The Company incurred an operating loss of $40.7 million in 2015 as compared to an operating loss of $23.4 million in 2014. The Company incurred goodwill and intangible asset impairment charges relating primarily to the Energy segment of $25.6 million and $36.7 million in 2015 and 2014, respectively. The operating loss before goodwill and other asset impairments was $15.0 million in 2015 as compared to operating income of $13.3 million in 2014. Operating income before goodwill and other asset impairments in the Energy segment decreased by $27.4 million primarily as a result of the decline in revenues and margins that resulted from the adverse effects the decline in energy prices had on the oil services industry. The operating loss before goodwill and other asset impairments in the Sports segment increased by $1.2 million primarily due to increased losses incurred at UK Elite of $0.6 million and additional segment management costs of $0.4 million. The operating loss from Corporate and other business activities decreased by $0.3 million.

Amortization of intangibles in 2015 decreased by $1.4 million as compared to 2014 as a result of a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

The Company recognized impairment charges of $25.6 million in 2015 related to the goodwill and intangible assets primarily associated with its Energy segment. The impairments resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Energy segment.

Interest expense of $2.5 million in 2015 decreased by $0.7 million as compared to 2014 primarily as a result of the repayment of long-term debt.

The Company incurred an impairment charge of $59.8 million related to its marketable securities in 2015. The impairment charge resulted from the Company's determination that certain unrealized losses in available-for-sale securities represented other-than-temporary impairments during 2015.

Other income of $14.9 million in 2015 primarily represented a gain on a non-monetary exchange of $9.3 million, investment income of $4.7 million, and realized gains on the sale of marketable securities of $5.2 million, partially offset by a loss of $2.8 million recognized upon initially accounting for an investment under the equity method of accounting at fair value, a foreign exchange loss of $0.7 million, and a loss of $0.5 million recognized on financial instrument obligations,

The Company recognized a benefit from income taxes of $6.3 million for the year ended December 31, 2015, primarily from the allowable benefit recognizable on unrealized gains on marketable securities included in other comprehensive income and from the recognition of state deferred income tax benefits.

Year ended December 31, 2014, compared with 2013

Net revenues for the year ended December 31, 2014, increased by $90.1 million as compared to 2013. Net revenues from the Company's Energy segment increased by $82.0 million as a result of an increase of $75.5 million from Black Hawk Ltd., which business was acquired in December 2013, and an increase in revenues of $6.5 million in the Energy segment's other operations due primarily to an increase in rig utilization for its snubbing services and an increase in revenues from its flow back services related to new equipment purchased in 2014. Net revenues from the Company's Sports segment increased by $8.1 million primarily as a result of an increase in revenues of $6.8 million from UK Elite, which was acquired in June 2013, and an increase in revenues of $1.1 million from Baseball Heaven.

Gross profit for year ended December 31, 2014, increased by $25.9 million as compared to 2013, and as a percentage of revenue increased to 27.6% from 26.8%. Gross profit in the Energy segment increased by $22.5 million and as a percentage of revenue increased to 25.9% in 2014 from 24.7% in 2013. Gross profit in the Energy segment increased as a result of an increase of $23.4 million from Black Hawk Ltd., partially offset by a decrease in gross profit of $0.9 million in the Energy segment's other operations. Gross profit in the Sports segment in 2014 increased by $3.4 million primarily as a result of an increase in gross profit of $2.7 million from UK Elite and an increase in gross profit of $0.6 million from Baseball Heaven.

SG&A expenses in 2014 increased by $14.3 million as compared to 2013. SG&A expenses in the Energy segment increased by $4.4 million primarily as a result of an increase of $4.0 million in costs incurred at Black Hawk Ltd. in 2014. SG&A expenses in the Sports segment increased by $3.8 million primarily as a result of costs incurred at UK Elite, including costs associated with operating the businesses acquired in the current period. SG&A expenses in corporate and other business activities increased by $6.1 million primarily as a result of increased costs incurred for services provided by affiliates of the Company and an increase in stock-based compensation expense in the 2014 period.

The Company incurred an operating loss of $23.4 million in 2014 as compared to operating income of $2.6 million in 2013 primarily as a result of the goodwill impairment charge of $36.7 million relating to the Energy segment. Operating income before goodwill impairments was $13.3 million in 2014 as compared to $2.6 million in 2013. Operating income before goodwill impairments in the Energy segment increased by $17.5 million primarily as a result of the an increase of $16.8 million from Black Hawk Ltd. The operating loss in the Sports segment increased by $0.8 million primarily due to the expected seasonal losses incurred in the first half of 2014 at UK Elite with no corresponding losses in the prior year. The operating loss from Corporate and other business activities increased by $6.1 million from increased costs incurred for services provided by affiliates of the Company and an increase in stock-based compensation expense in 2014.

Amortization of intangibles in 2014 increased by $0.9 million as compared to 2013 as a result of amortization expense on the intangible assets recognized in connection with the businesses acquired by Black Hawk Ltd. and UK Elite, partially offset by a declining rate of amortization for the intangible assets recognized in connection with prior period acquisitions.

The Company recognized an impairment charge of $36.7 million in 2014 related to the goodwill associated with its Energy segment. The impairment resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Energy segment.

Interest expense of $3.2 million in 2014 increased by $1.5 million as compared to 2013 primarily primarily as a result of the borrowings under the Amended Credit Agreement being outstanding for the full year in 2014.

Other income of $7.1 million in 2014 primarily represented investment income of $6.6 million and realized gains on the sale of marketable securities of $3.8 million, partially offset by a loss of $0.6 million recognized upon initially accounting for an investment under the equity method of accounting at fair value, a foreign exchange loss of $1.1 million, and a loss of $1.8 million recognized on financial instrument obligations,

The Company recognized a benefit from income taxes of $1.3 million for the year ended December 31, 2014, primarily as a result of a foreign tax benefit of $1.7 million recognized upon the conclusion of tax examinations by a foreign tax authority.

The results of operations for the year ended December 31, 2014, included income from discontinued operations of $0.5 million primarily related to an adjustment to the outstanding obligations of Ruckus.

Liquidity and Capital Resources

The Amended Credit Agreement entered into by Steel Energy Services in July 2013 and amended in December 2013 provides for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Of the total proceeds from the Term Loan, $70.0 million was used to partially fund a dividend of $80.0 million paid to the Company and $25.0 million was used to partially fund the acquisition of the business and substantially all of the assets of Black Hawk Inc. At December 31, 2015, the Company had $7.2 million of borrowing capacity under the Revolving Loans, all of which was available as no Revolving Loans were outstanding. As of December 31, 2015, the Company had $42.9 million outstanding under the Term Loan.

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

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. In December 2015, the Company made a prepayment of $23.1 million on the Term Loan, with the prepayment applied to the next seven quarterly installments. The Company recognized a loss on extinguishment of $0.1 million in connection with the prepayment from the write off of unamortized debt issuance costs, which was reported as a component of "Other income (expense), net" in the consolidated statement of operations for the year ended December 31, 2015.
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

The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Company was in compliance with all financial covenants as of December 31, 2015.
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

The Company finances its operations and capital expenditure requirements from its existing cash and marketable securities balances, which at December 31, 2015, totaled $31.7 million and $96.2 million, respectively. Working capital in 2015 decreased by $41.8 million due primarily to a decrease of $10.9 million from a reclassification of current available-for-sale securities to non-current equity method investments, a decrease of $34.8 million from net investment losses, a decrease of $4.8 million from capital expenditures, a decrease of $23.1 million from the repayment of long-term debt, and a decrease of $4.6 million from repurchases of the Company's common stock, partially offset by an increase of $34.3 million from the receipt of marketable securities in exchange for an investment in a limited partnership that was liquidated in 2015.

Cash flows from operating activities of continuing operations decreased by $17.4 million in 2015 as compared to 2014 due primarily to a decrease in cash generated from net income of $31.1 million, an increase in payments for accounts payable and accrued expenses of $4.6 million, and an increase in payments for prepaid expenses of $1.6 million, partially offset by an increase in net collections of accounts receivable of $19.9 million.

During 2015, the Company used $5.2 million of cash for investing activities primarily for purchases of property and equipment of $4.8 million.

During 2015, the Company used $41.5 million of cash for financing activities primarily for debt repayments on the Amended Credit Facility of $36.3 million and the acquisition of treasury shares for $4.6 million.

At December 31, 2015, the Company had $127.9 million in cash and marketable securities, exclusive of $21.6 million of restricted cash related to short sale transactions on certain financial instruments for which the Company has an obligation to deliver or purchase securities at a later date.

Available-for-sale securities at December 31, 2015, included short-term deposits, corporate debt and equity instruments, and mutual funds, and were recorded on the consolidated balance sheet at fair market value, with any related unrealized gain or loss, except for other-than-temporary impairments, reported as a component of “Accumulated other comprehensive income” in stockholders’ equity. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In 2015, the Company incurred an impairment charge of $59.8 million related to its marketable securities that resulted from the Company's determination that certain unrealized losses in available-for-sale securities represented other-than-temporary impairments. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse events occur in the financial markets, our cash balances may be impacted.

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

Contractual Obligations
Our contractual obligations at December 31, 2015, were as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt	$42,946	$—	$42,946	$—	$—
Interest on long-term debt (1)	3,409	1,396	2,013	—	—
Operating lease obligations	2,865	796	1,033	1,036	—
Deferred compensation	3,546	3,546	—	—	—
Total	$52,766	$5,738	$45,992	$1,036	$—
(1) Interest on variable-rate long-term debt is an estimate based on current interest rates. Interest excludes commitment fees and non-cash amortization of debt issuance costs, which are included as components of interest expense in the consolidated statements of operations.

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
Allowance for Doubtful Accounts:  We assess the carrying value of our accounts receivable based on management's assessment of the collectibility of specific client accounts, which includes consideration of the creditworthiness and financial condition of those specific clients.  We also assess the carrying value of accounts receivable balances based on other factors, including historical experience with bad debts, client concentrations, the general economic environment, and the aging of such receivables.  We record an allowance for doubtful accounts to reduce the accounts receivable balance to the amount that is reasonably believed to be collectible.  Based on our estimates, we established an allowance for doubtful accounts of $38,000 at December 31, 2015; there was no allowance for doubtful accounts at December 31, 2014.  A change in our assumptions, including the creditworthiness of clients and the default rate on receivables, would result in us recovering an amount of our accounts receivable that differs from the current carrying value.  Such difference, either positive or negative, would be reflected as a component of SG&A expense in future periods.
Marketable Securities: Our marketable securities are classified as available-for-sale securities. Accordingly, marketable securities are reported at fair value with unrealized gains and losses, except for other-than-temporary impairments, recognized in stockholders' equity as "other comprehensive income (loss)". Declines in the fair value of securities below their amortized cost basis are evaluated to determine if the decline in value is other than temporary, with other-than-temporary declines recognized as an impairment charge. This determination requires a high degree of judgment and is based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, our intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value, and other factors specific to the individual security. Based on our assessment of these factors, we incurred a marketable securities impairment charge of $59.8 million in 2015. A change in any one of the aforementioned factors could result in additional other-than-temporary impairment charges in future periods, which could have an adverse effect on our results of operations.
Fair Value Measurements: Certain of our assets and liabilities, primarily marketable securities, certain equity-method investments, and financial instrument obligations are reported at their estimated fair value. We estimate the fair value of such assets and liabilities based on quoted market prices (Level 1), quoted prices of similar instruments with an active market (Level

2), or prices obtained from funds statements or from third-party pricing services (Level 3). Securities valued as Level 2 and Level 3 securities consist primarily of marketable securities that are classified as “available for sale” securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)". A change in our assumptions, including obtaining quoted market prices for specific securities valued as a Level 2 or Level 3 securities or obtaining quoted prices of similar securities with an active market for securities valued as a Level 3 security, would result in a fair value of such securities that differs from the previously estimated fair value. Such difference, either positive or negative, would be reflected as an increase or decrease in the carrying value of such securities.
Valuation of Long-Lived Assets:  We review the carrying value of our property and equipment and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability is assessed by comparing the carrying value of the assets to the future undiscounted cash flows the assets are expected to generate.  If it is determined that the carrying amount is not recoverable, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair market value. The adverse effect on the Energy business of declining oil prices resulted in the need for the Company to assess the recoverability of certain of its finite-lived intangible assets and property and equipment. In 2015, the undiscounted cash flows expected to be generated by such assets in one of the operations in the Energy business did not exceed their carrying value. Accordingly, the Company recognized an impairment charge on such long-lived assets of $7.4 million in 2015. For the other operations in the Energy business in 2015 and for all operations in the Energy business in 2014, the undiscounted cash flows expected to be generated by the long-lived assets exceeded their carrying value, and therefore the Company has not recognized any impairment charges on such long-lived assets. A change in the Company’s business climate in future periods, including a general downturn in one of the Company’s businesses, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.
Impairment of Goodwill:  We assess the carrying value of goodwill for impairment by comparing the carrying value of underlying businesses to their fair values.  We are required to test goodwill for impairment at least annually, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred.  The Company performs its annual goodwill impairment test during the fourth quarter of each year.  We estimated the fair value of the operations in our Energy business based on valuations, which relied on certain assumptions we made including projections of future revenues based on assumed long-term growth rates, estimated costs, and the appropriate discount rates. The estimates we used for long-term revenue growth and future costs are based on historical data, various internal estimates, and a variety of external sources, and were developed as part our long-range assessment of our Energy business given the recent developments in the oil services industry. Based primarily on the use of these assumptions in estimating the fair value of the operations in the Energy business, we incurred goodwill impairment charges of $18.3 million and $36.7 million in 2015 and 2014, respectively. After the impairment charges, the carrying value of the goodwill in the Energy business was $10.6 million at December 31, 2015. A change in our assumptions, including lower long-term growth rates, higher operating costs, or higher discount rates could cause a change in the estimated fair value of the operations in the Energy business, and therefore could result in an additional impairment of goodwill, which would have an adverse effect on our results of operations.
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
We assess the recoverability of our deferred tax assets based on our historical taxable income and estimates of future taxable income. In estimating its future taxable income, we have to make various assumptions about our future operating performance, including assumptions regarding the energy industry. We believe that it was more likely than not that the benefit associated with the deferred tax assets will not be fully realized in future periods. Accordingly, a valuation allowance in the amount of $93.4 million and $78.0 million at December 31, 2015 and 2014, respectively, was established to reserve against the carrying value of certain of our deferred tax assets. A change in the assumptions, including better or worse operating performance than projected, could result in a change in the amount of deferred tax assets that will be recovered, and therefore could result in a reduction or increase to the valuation allowance established at December 31, 2015. Such an adjustment would be reflected as a component of the provision for income taxes in the period of the adjustment
Contingent Liabilities: We are subject to subject to litigation or claims that arise in the normal course of business. We are also subject to multiple federal, state, and local laws and regulations pertaining to worker safety, the handling of hazardous materials, transportation standards, and the environment. We assessed our potential exposure to legal and environmental claims based on the facts and circumstances and our knowledge of any potential exposure. Based on such assessments we have not recognized a contingent liability for environmental or legal claims. A change in assumptions could result in us being deemed liable for certain such matters, which would be result in additional expense and an increased liability.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a core principle, achieved through a five-step process, that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU No. 2014-09 by one year for all entities. ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2017, and for interim reporting periods within those years. Upon adoption, ASU No. 2014-09 can be applied either retrospectively to each reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. Early application is not permitted. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU No. 2014-09 and has not yet determined the implementation method to be used.
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Upon adoption, ASU No. 2015-03 should be applied retrospectively, with the balance sheet of each individual period presented adjusted to reflect the period-specific effects of applying the standard. The Company adopted ASU No. 2015-03 in 2015 and has reflected the impact in the current and prior years in its statement of financial position.

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

In November 2015, the FASB issued No. 2015-17, Income Taxes (Topic 740), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. A reporting entity may apply the provisions of ASU No. 2015-17 prospectively or retrospectively to all prior periods presented in the financial statements. The Company retrospectively adopted ASU No. 2015-17 in 2015 and has reflected the impact in the current and prior years in its statement of financial position.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale securities and trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable market values may be measured at cost, subject to an assessment for impairment. ASU No. 2016-01 also requires enhanced disclosures about such equity investments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption prohibited. Upon adoption, a reporting entity should apply the provisions of ASU No. 2016-01 by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU No. 2016-01.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU 2016-02.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to interest rate risk in connection with our borrowings under a credit facility that aggregated $42.9 million at December 31, 2015. Interest rates on funds borrowed under the credit facility vary based on changes to the prime rate, LIBOR, or the Federal Funds Rate. A change in interest rates of 1.0% would result in an annual change in income before taxes of $0.4 million based on the outstanding balance under the credit facility at December 31, 2015.
We are also exposed to interest rate risk related to certain of our investments in marketable securities. At December 31, 2015, our marketable securities aggregated $96.2 million, of which $25.3 million represented corporate obligations that pay a fixed rate of interest and are reported at fair value. A change in interest rates would result in a change in the value of such securities in future periods. Although a change in interest rates in future periods will not affect the amount of interest income earned on the specific securities held at December 31, 2015, a change in interest rates of 1.0% would result in an annual change in income before taxes of $0.3 million in future periods if comparable amounts were invested in similar securities.
Equity Price Risk
We are exposed to equity price risk related to certain of our investments in marketable securities. At December 31, 2015, our marketable securities aggregated $96.2 million, of which $70.9 million represented corporate equities and mutual funds that are reported at fair value, and our investments in equity-method investees accounted for using the fair value option aggregated $22.0 million. In addition, our financial instrument obligations aggregated $21.6 million at December 31, 2015. A change in the equity price of the marketable securities or equity method investments or in the equity price of the securities underlying the financial instrument obligations would result in a change in value of such securities and obligations in future periods.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company's management, including our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2015, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
BDO USA LLP, the independent registered public accounting firm, who audited the Company's 2015 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2015, the Company had a change in internal control over financial reporting by enhancing the timing and effectiveness of their review and evaluation of its annual goodwill impairment test.

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

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to directors, executive officers, and corporate governance required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2016.

Item 11. Executive Compensation

The information with respect to executive compensation required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions and director independence required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2016.

Item 14. Principal Accounting Fees and Services

The information with respect to principal accounting fees and services required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2016.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are the documents filed as part of this report.

1.Financial Statements and Reports of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the years December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

2.Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013

3.	Exhibits:

See Exhibit Index beginning on page G-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steel Excel Inc.

By:	/s/ Jack L. Howard
Jack L. Howard
Vice Chairman
Date:	March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

By:	/s/ Jack L. Howard	Vice Chairman
	Jack L. Howard	(Principal executive officer)
Date:	March 11, 2016

By:	/s/ James F. McCabe, Jr.	Chief Financial Officer
	James F. McCabe, Jr.	(Principal financial officer)
Date:	March 11, 2016

By:	/s/ Warren G. Lichtenstein	Chairman of the Board
Warren G. Lichtenstein
Date:	March 11, 2016

By:	/s/ John J. Quicke	Director
John J. Quicke
Date:	March 11, 2016

By:	/s/ John Mutch	Director
John Mutch
Date:	March 11, 2016

By:	/s/ Gary Ullman	Director
Gary Ullman
Date:	March 11, 2016

By:	/s/ Robert Valentine	Director
Robert Valentine
Date:	March 11, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Steel Excel Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of Steel Excel Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2014 and 2013 consolidated financial statements.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Excel Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Excel Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 11, 2016

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Steel Excel Inc.
White Plains, New York

We have audited Steel Excel Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Excel Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Steel Excel Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Excel Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion thereon.
BDO USA, LLP
New York, New York
March 11, 2016

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
			(Revised)
	(in thousands, except per-share data)

Net revenues	$132,620	$210,148	$120,028

Cost of revenues	106,005	152,119	87,874

Gross profit	26,615	58,029	32,154

Operating expenses:
Selling, general and administrative expenses	33,449	35,184	20,883
Amortization of intangibles	8,211	9,582	8,709
Impairment of goodwill and intangible assets	25,622	36,666	—
Total operating expenses	67,282	81,432	29,592

Operating income (loss)	(40,667)	(23,403)	2,562

Interest expense	(2,455)	(3,177)	(1,725)
Impairment of marketable securities	(59,781)	—	—
Other income (expense), net	14,899	7,058	7,074

Income (loss) from continuing operations before income taxes and equity method loss	(88,004)	(19,522)	7,911

Benefit from income taxes	6,323	1,323	5,818
Loss from equity method investees, net of tax	(16,102)	(6,070)	(862)

Net income (loss) from continuing operations	(97,783)	(24,269)	12,867

Income (loss) from discontinued operations, net of taxes	—	506	(5,540)

Net income (loss)	(97,783)	(23,763)	7,327

Net loss (income) attributable to non-controlling interests in consolidated entities
Continuing operations	376	235	156
Discontinued operations	—	(279)	3,188

Net income (loss) attributable to Steel Excel Inc.	$(97,407)	$(23,807)	$10,671

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(8.50)	$(2.06)	$1.03
Income (loss) from discontinued operations, net of taxes	$—	$0.02	$(0.19)
Net income (loss)	$(8.50)	$(2.04)	$0.85

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(8.50)	$(2.06)	$1.03
Income (loss) from discontinued operations, net of taxes	$—	$0.02	$(0.19)
Net income (loss)	$(8.50)	$(2.04)	$0.85

Shares used in computing income (loss) per share:
Basic	11,454	11,678	12,584
Diluted	11,454	11,678	12,602

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
			(Revised)
	(in thousands)
Net income (loss)	$(97,783)	$(23,763)	$7,327
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	20	(63)
Reclassification to realized gains	—	—	(361)
Net foreign currency translation adjustment (A)	(8)	20	(424)

Marketable securities:
Gross unrealized gains (losses) on marketable securities, net of tax (B)	(24,927)	(20,043)	12,126
Reclassification to realized losses (gains), net of tax (C)	34,595	(5,223)	(2,608)
Net unrealized gain (loss) on marketable securities, net of taxes	9,668	(25,266)	9,518

Comprehensive income (loss)	(88,123)	(49,009)	16,421
Comprehensive loss (income) attributable to non-controlling interest	376	(44)	3,344

Comprehensive income (loss) attributable to Steel Excel Inc.	$(87,747)	$(49,053)	$19,765

(A) No tax effect on cumulative translation adjustments
(B) Tax benefit (provision) on gross unrealized gains (losses)	$13,990	$—	$—
(C) Tax benefit (provision) on reclassifications to realized gains (losses)	$(19,416)	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
		(Revised)
	(in thousands. except per-share data)
Assets
Current assets:
Cash and cash equivalents	$31,707	$51,910
Restricted cash	21,639	21,311
Marketable securities	96,189	138,457
Receivable from securities sales not settled	23,229	—
Accounts receivable (net of allowance for doubtful accounts of $38 in 2015)	10,614	28,016
Prepaid expenses and other current assets	3,937	4,228
Total current assets	187,315	243,922
Property and equipment, net	95,793	107,187
Goodwill	12,594	30,864
Intangible assets, net	20,219	35,782
Other investments	3,555	28,525
Investments in equity method investees ($21,954 in 2015 and $24,355 in 2014 reported at fair value)	24,815	30,060
Other long-term assets	531	606
Total assets	$344,822	$476,946

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$2,781	$3,936
Accrued expenses and other liabilities	8,458	8,916
Financial instrument obligations	21,639	21,311
Current portion of long-term debt (net of unamortized debt issuance costs of $57 in 2014)	—	13,157
Current portion of capital lease obligations	—	412
Current liabilities of discontinued operations	450	450
Total current liabilities	33,328	48,182
Capital lease obligations, net of current portion	—	177
Long-term debt (net of current portion and unamortized debt issuance costs of $280 in 2015 and $575 in 2014)	42,666	65,496
Deferred income taxes	737	1,858
Other long-term liabilities	236	3,715
Total liabilities	76,967	119,428

Commitments and contingencies

Stockholders' equity:
Common stock ($0.001 par value, 18,000 shares authorized; 14,392 and 14,220 shares issued in 2015 and 2014, respectively; 11,347 and 11,406 shares outstanding in 2015 and 2014, respectively)	14	14
Additional paid-in capital	270,516	267,444
Accumulated other comprehensive loss	(5,546)	(15,206)
Retained earnings	89,229	186,636
Treasury stock, at cost (2015 - 3,045 shares; 2014 - 2,814 shares)	(85,967)	(81,355)
Total Steel Excel Inc. stockholders' equity	268,246	357,533
Non-controlling interest	(391)	(15)
Total stockholders' equity	267,855	357,518

Total liabilities and stockholders' equity	$344,822	$476,946

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Steel Excel Inc. Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest
	Shares	Amount	Shares	Amount					Total

Balance, January 1, 2013	14,365	14	(1,458)	(41,617)	272,786	946	199,772	61	431,962
Net income attributable to Steel Excel Inc. (Revised)	—	—	—	—	—	—	10,671	—	10,671
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(3,344)	(3,344)
Other comprehensive income (Revised)	—	—	—	—	—	9,094	—	—	9,094
Net issuance of restricted shares	143	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,040	—	—	—	2,040
Repurchases of common stock	—	—	(1,045)	(29,384)	—	—	—	—	(29,384)
Non-controlling interest of acquired entities	—	—	—	—	—	—	—	2,896	2,896
Balance, December 31, 2013	14,508	$14	(2,503)	$(71,001)	$274,826	$10,040	$210,443	$(387)	$423,935
Net loss attributable to Steel Excel Inc.	—	—	—	—	—	—	(23,807)	—	(23,807)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	44	44
Other comprehensive loss	—	—	—	—	—	(25,246)	—	—	(25,246)
Net issuance of restricted shares	9	1	—	—	(120)				(119)
Stock-based compensation	—	—	—	—	2,807	—	—	—	2,807
Reverse/forward stock split	(297)	(1)	—	—	(10,069)	—	—	—	(10,070)
Repurchases of common stock			(311)	(10,354)	—	—	—	—	(10,354)
Contribution from non-controlling interest	—	—	—	—	—	—	—	328	328
Balance, December 31, 2014	14,220	$14	(2,814)	$(81,355)	$267,444	$(15,206)	$186,636	$(15)	$357,518
Net loss attributable to Steel Excel Inc.	—	—	—	—	—	—	(97,407)	—	(97,407)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(376)	(376)
Other comprehensive income	—	—	—	—	—	9,660	—	—	9,660
Net issuance of restricted shares	172	—	—	—	(85)	—	—	—	(85)
Stock-based compensation	—	—	—	—	3,157	—	—	—	3,157
Repurchases of common stock	—	—	(231)	(4,612)	—	—	—	—	(4,612)
Balance, December 31, 2015	14,392	$14	(3,045)	$(85,967)	$270,516	$(5,546)	$89,229	$(391)	$267,855

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
			(Revised)
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(97,783)	$(23,763)	$7,327
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	—	(506)	5,540
Stock-based compensation expense	3,157	2,807	2,040
Depreciation and amortization	23,613	24,156	19,185
Impairment of goodwill and intangible assets	25,622	36,666	—
Impairment of marketable securities	59,781	—	—
Deferred income tax provision (benefit)	(6,547)	(198)	1,988
Gain on sales of marketable securities	(5,247)	(3,765)	(2,608)
Reversal of tax reserves	110	(45)	(7,236)
Loss from equity-method investees	16,102	6,070	862
Loss on financial instrument obligations	477	1,820	—
Loss on change to equity method at fair value	2,807	568	—
Gain on non-monetary exchanges	(9,268)	—	—
Other	1,019	1,116	935
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	17,364	(2,488)	2,653
Prepaid expenses and other assets	225	1,782	(833)
Accounts payable and other liabilities	(4,908)	(305)	(2,044)
Net cash used in operating activities of discontinued operations	—	—	(2,116)
Net cash provided by operating activities	26,524	43,915	25,693

Cash Flows From Investing Activities:
Purchases of businesses, net of cash acquired	—	(517)	(61,888)
Purchases of property and equipment	(4,785)	(15,939)	(8,932)
Proceeds from sale of property and equipment	171	632	552
Other investments	—	(3,000)	(25,000)
Investments in equity method investees	—	(144)	(9,202)
Purchases of marketable securities	(43,426)	(111,648)	(189,268)
Sales of marketable securities	43,338	116,314	75,825
Maturities of marketable securities	—	4,302	145,994
Proceeds from issuance of financial instrument obligations	490	385	—
Repayments of financial instrument obligations	(639)	(381)	—
Reclassification of restricted cash	(328)	(21,311)	—
Net cash used in investing activities	(5,179)	(31,307)	(71,919)

Cash Flows From Financing Activities:
Repurchases of common stock - treasury shares	(4,612)	(10,354)	(29,384)
Repurchases of common stock - reverse/forward stock split	—	(10,070)	—
Proceeds from issuance of long-term debt	—	—	95,000
Payments for debt issuance costs	—	—	(1,368)
Repayments of long-term debt	(36,339)	(13,215)	(15,500)
Other financing activities	(589)	(681)	(413)
Net cash provided by (used in) financing activities	(41,540)	(34,320)	48,335

Net increase (decrease) in cash and cash equivalents	(20,195)	(21,712)	2,109
Effect of foreign currency translation on cash and cash equivalents	(8)	20	(63)
Cash and cash equivalents at beginning of period	51,910	73,602	71,556

Cash and cash equivalents at end of period	$31,707	$51,910	$73,602

See accompanying Notes to Consolidated Financial Statements.

Steel Excel Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Steel Excel Inc. (“Steel Excel” or the “Company”) currently operates in two reporting segments - Energy and Sports. Through its wholly-owned subsidiary Steel Energy Services Ltd. ("Steel Energy Services"), the Company’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., the Company’s Sports business is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect, and integrity. The Company also makes significant non-controlling investments in entities in industries related to its reporting segments as well as entities in other unrelated industries. The Company continues to identify business acquisition opportunities in both the Energy and Sports industries as well as in other unrelated industries. The Company began its Sports and Energy businesses in June 2011 and December 2011, respectively. Prior to that the Company provided enterprise-class external storage products and software to original equipment manufacturers (the "Predecessor Business"). Steel Partners Holdings L.P. (“Steel Partners”), an affiliate, beneficially owned approximately 58.3% of the Company’s outstanding common stock as of December 31, 2015.

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
During 2015, the Company identified an error in the manner in which the provision for income taxes had been recorded for all quarterly and annual periods in the years ended December 31, 2014 and 2013. The Company's balance sheet at December 31, 2014, and its statement of operations, statement of comprehensive income, statement of stockholders' equity, and statement of cash flows for the year ended December 31, 2013, have been revised to reflect the correction of these errors (see Note 3).
The Company shut down the operations of Ruckus Sports LLC (“Ruckus”), a provider of obstacle course and mass-participation events that was part of the Company’s Sports business, in November 2013. The consolidated financial statements reflect Ruckus as a discontinued operation in all periods (see Note 5).

The Company's effected a 1-for-500 reverse stock split (the "Reverse Split") in June 2014, immediately followed by a 500-for-1 forward stock split (the "Forward Split", and together with the Reverse Split, the "Reverse/Forward Split"), of its common stock. The consolidated financial statements reflect the effects of the Reverse/Forward Split (see Note 22).

Certain other prior period amounts have been reclassified to conform to the 2015 presentation.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

Marketable Securities: Marketable securities are classified as available-for-sale and consist of short-term deposits, corporate debt and equity instruments, and mutual funds. The Company classifies its marketable securities as current assets based on the nature of the securities and their availability for use in current operations. Marketable securities are reported at fair value, with unrealized gains and losses recognized in stockholders’ equity as “other comprehensive income (loss)”. Declines in fair value that are determined to be other than temporary are recognized as an impairment charge. Realized gains or losses on marketable securities are determined based on specific identification of the securities sold and are recognized as “other income (loss)” at the time of sale. In 2015, the Company incurred impairment charges on its marketable securities of $59.8 million (see Note 6).

Allowance for Doubtful Accounts: The Company recognizes bad debt expense on trade receivables through an allowance account using estimates based on past experience, and writes off trade receivables against the allowance account when the Company believes it has exhausted all available means of collection. The allowance for doubtful accounts was $38,000 as of December 31, 2015; there was no allowance for doubtful accounts recognized as of December 31, 2014.

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

Long-Lived Assets: The Company evaluates the recoverability of its finite-lived intangible assets and its property and equipment by comparing their carrying values to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred. If the carrying values of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying values exceeds their fair values. In 2015, the Company incurred an intangible asset impairment charge of $7.4 million (see Note 9).

Goodwill: Goodwill is tested for impairment on an annual basis, or more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Company performs its annual impairment test in the fourth quarter of each year. The goodwill impairment test involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. No potential impairment exists if the carrying value of the reporting unit is less than its fair value. If the carrying value of the reporting unit exceeds its fair value, then the second step is necessary to measure the impairment. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value in excess of the implied fair value is recognized as an impairment. In 2015 and 2014, the Company incurred goodwill impairment charges of $18.3 million and $36.7 million, respectively (see Note 9).

Other Investments: Investments that do not have a readily determinable market value and in which the Company does not have a controlling financial interest are accounted for as cost-method investments or, if they Company has the ability to exert significant influence, as equity-method investments. The carrying values of equity-method investments are adjusted for either the Company’s proportionate share of the investee’s earnings, which may be reported on a lag of up to three months, or the change in fair value of the investee. Both cost-method investments and equity-method investments are monitored for indications of impairment. In 2015, the Company incurred an impairment on one of its equity-method investments of $2.5 million.

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

Advertising expenses:  Advertising costs are expensed in the period in which the advertising appears in print or is broadcast.  The Company's advertising expense for the years ended December 31, 2015, 2014, and 2013, was $0.2 million, $0.2 million, and $0.1 million, respectively.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. The Company’s clients in its Energy business are concentrated in the oil and gas industry, and are concentrated in North Dakota and Montana in the Bakken basin and in Texas in the Permian basin. The Company’s five largest customers in the Energy business provided approximately 55.7% and 61.2% of consolidated revenues for the years ended December 31, 2015 and 2014, respectively. In addition, amounts due from customers with the five largest outstanding receivable balances represented 51.8% and 65.5% of trade accounts receivable at December 31, 2015 and 2014, respectively. A significant reduction in business from a significant customer or their failure to pay outstanding trade accounts receivable could have a material adverse effect on the Company’s results of operations and financial condition.

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

Recently Issued Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a core principle, achieved through a five-step process, that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU No. 2014-09 by one year for all entities. ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2017, and for interim reporting periods within those years. Upon adoption, ASU No. 2014-09 can be applied either retrospectively to each reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. Early application is not permitted. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU No. 2014-09 and has not yet determined the implementation method to be used.

In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Upon adoption, ASU No. 2015-03 should be applied retrospectively, with the balance sheet of each individual period presented adjusted to reflect the period-specific effects of applying the standard. The Company adopted ASU No. 2015-03 in 2015 and has reflected the impact in the current and prior years in its statement of financial position (see Note 3).

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

In November 2015, the FASB issued No. 2015-17, Income Taxes (Topic 740), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. A reporting entity may apply the provisions of ASU No. 2015-17 prospectively or retrospectively to all prior periods presented in the financial statements. The Company retrospectively adopted ASU No. 2015-17 in 2015 and has reflected the impact in the current and prior years in its statement of financial position (see Note 3).

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale securities and trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable market values may be measured at cost, subject to an assessment for impairment. ASU 825-10 also requires enhanced disclosures about such equity investments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption prohibited. Upon adoption, a reporting entity should apply the provisions of ASU 2016-01 by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU 2016-01.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU 2016-02.

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

The correction of this error has resulted in adjustments to the Company's balance sheet at December 31, 2014, and its statement of operations, statement of comprehensive income, statement of stockholders' equity, and statement of cash flows for the year ended December 31, 2013. The correction of this error did not result in any adjustments to the statement of operations, statement of comprehensive income, statement of stockholders' equity, and statement of cash flows for the year ended December 31, 2014. In addition, the Company's disclosures for the year ended December 31, 2013, related to income taxes (see Note 14), net income (loss) per share (see Note 16), and selected quarterly financial date (see Note 24) have been revised to reflect the impact of these adjustments.

The impact on the individual line items of the Company's financial statements from the adjustments to correct this error and the adjustments to reflect the adoption of ASU No. 2015-03 and ASU No. 2015-17 (see Note 2) was as follows:

Balance Sheet at December 31, 2014:

	Previously Reported	Adjustments	Revised
	(in thousands)
Deferred income taxes - current	$1,696	$(1,696)	$—
Total current assets	$245,618	$(1,696)	$243,922
Deferred income taxes - non-current	$80	$(80)	$—
Other long-term assets	$1,238	$(632)	$606
Total assets	$479,354	$(2,408)	$476,946

Current portion of long-term debt	$13,214	$(57)	$13,157
Deferred income taxes - current	$85	$(85)	$—
Total current liabilities	$48,324	$(142)	$48,182
Long-term debt	$66,071	$(575)	$65,496
Deferred income taxes - non-current	$3,549	$(1,691)	$1,858
Total liabilities	$121,836	$(2,408)	$119,428

Accumulated other comprehensive income	$(18,730)	$3,524	$(15,206)
Retained earnings	$190,160	$(3,524)	$186,636
Total stockholders' equity	$357,518	$—	$357,518
Total liabilities and stockholders' equity	$479,354	$(2,408)	$476,946

Statement of Operations for the year ended December 31, 2013:

	Previously Reported	Adjustments	Revised
	(in thousands, except per-share data)
Benefit for income taxes	$9,342	$(3,524)	$5,818
Net income from continuing operations	$16,391	$(3,524)	$12,867
Net income	$10,851	$(3,524)	$7,327
Net income attributable to Steel Excel Inc.	$14,195	$(3,524)	$10,671

Basic and diluted income (loss) per share attributable to Steel Excel Inc.:
Net income from continuing operations	$1.31	$(0.28)	$1.03
Net income	$1.13	$(0.28)	$0.85

Statement of Comprehensive Income for the year ended December 31, 2013:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income (loss)	$10,851	$(3,524)	$7,327
Gross unrealized gains on marketable securities, net of tax	$7,636	$4,490	$12,126
Reclassification to realized gains, net of tax	$(1,642)	$(966)	$(2,608)
Net unrealized gain on marketable securities, net of tax	$5,994	$3,524	$9,518
Comprehensive loss	$16,421	$—	$16,421
Comprehensive loss attributable to Steel Excel Inc.	$19,765	$—	$19,765

Tax benefit on gross unrealized gains	$(4,490)	$4,490	$—
Tax benefit on reclassifications to realized gains (losses)	$966	$(966)	$—

Statement of Stockholders' Equity for the year ended December 31, 2013:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income attributable to Steel Excel Inc.	$14,195	$(3,524)	$10,671
Other comprehensive income	$5,570	$3,524	$9,094

Statement of Cash Flows for the year ended December 31, 2013:

	Previously Reported	Adjustments	Revised
	(in thousands)
Net income (loss)	$10,851	$(3,524)	$7,327
Deferred income tax provision (benefit)	$(1,536)	$3,524	$1,988
Cash provided by operating activities	$25,693	$—	$25,693

4.	Acquisitions

Energy Business

On December 16, 2013, Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk Inc.”), a provider of drilling and production services to the oil and gas industry, for approximately $59.6 million in cash. The acquisition was funded with approximately $34.6 million from the Company's cash reserves and $25.0 million in proceeds from additional borrowings under an existing credit facility (see Note 10). The Company acquired the business of Black Hawk Inc. to further solidify its presence in North Dakota in the Bakken basin and to expand its business into other regions, including Texas and New Mexico. The results of operations of Black Hawk Ltd. have been included in the Company's results of operations since the acquisition date. Revenues and operating income from Black Hawk Ltd. included in the Company’s consolidated financial statements for the year ended December 31, 2013, totaled $2.5 million and $0.8 million respectively.

On February 9, 2012, the Company acquired the business and assets of Eagle Well Services, Inc. (“Eagle Well”), a provider of drilling and production services to the oil and gas industry, for approximately $48.1 million in cash. The Company acquired Eagle Well to expand its then nascent Energy business.

On May 31, 2012, the Company acquired all of the outstanding equity of Sun Well Service, Inc. (“Sun Well”), a provider of drilling and production services to the oil and gas industry. The total consideration aggregated $68.7 million, and consisted of 2,027,500 shares of the Company’s common stock valued at $60.8 million and $7.9 million of cash. The Company acquired Sun Well to further expand its Energy business. Steel Partners beneficially owned approximately 85% of Sun Well and approximately 40% of the Company at the time of the acquisition. Both the Company and Steel Partners appointed a special committee of independent directors to consider and negotiate the transaction because of the ownership interest held by Steel Partners in each entity (see Note 20 for related party information).

Upon the acquisition of Sun Well, the business of Eagle Well was merged with the business of Sun Well and operated as a single business. In 2015 and 2014, the Company recognized goodwill impairment charges of $18.1 million and $30.4 million, respectively, related to the goodwill from the Sun Well and Eagle Well transactions (see Note 9).

On December 7, 2011, the Company acquired the business and assets of Rogue Pressure Services, LLC (“Rogue”), a provider of drilling and production services to the oil and gas industry. Contingent consideration was recognized at the acquisition date of Rogue and was payable upon attaining certain operational performance levels in the ensuing three years. In 2012, the Company reversed $0.7 million of the contingent consideration liability based on the failure to achieve the operational performance levels in 2012 and projections of future years' performance. In 2013, the Company reversed $0.5 million of the contingent consideration liability based on the failure to achieve the operational performance levels and the projections of future years' performance. Such amount was recognized as a reduction of "Selling, general, and administrative expenses". In 2014, the Company recognized a goodwill impairment charge of $6.3 million related to the goodwill from the Rogue transaction.

Sports Business

On June 19, 2013, the Company acquired 80% of the outstanding common stock of UK Elite Soccer, Inc. ("UK Elite"), a provider of youth soccer programs, coaching services, tournaments, tours, and camps, for approximately $2.3 million in cash. The fair value of the non-controlling interest at the acquisition date was based on the amount paid by the Company for 80% of the common stock. The Company acquired UK Elite to expand its Sports business to include soccer events.

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

On November 5, 2012, the Company acquired a 50% interest in two Crossfit® facilities in located in Torrance, CA, and Hermosa Beach, CA, that provide strength and conditioning services as well as yoga, pilates, and spin. Through the provisions of the operating agreements the Company had the ability to control the operations of the Crossfit® entities. Accordingly, the Company accounted for its investments as business combinations and consolidates both entities. The Company acquired its interests in the Crossfit® entities for approximately $0.1 million in cash and a commitment to loan the Torrance facility up to $1.1 million to fund the construction of the facility and the purchase of equipment. In 2014, the

Company increased its ownership interest in the Torrance facility to approximately 86% through the contribution of loans and other advances. In 2015, the Company recognized a goodwill impairment charge of $0.2 million related to the Hermosa facility. In January 2016, the Company exchanged its 50% interest in the Hermosa facility for the remaining 14% interest in the Torrance facility.

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

2013
(in thousands)
Net revenues	$182,591
Net income from continuing operations	$27,963
Net income	$22,423
Net income attributable to Steel Excel Inc.	$25,767
Net income per share attributable to Steel Excel Inc. - basic	$2.05
Net income per share attributable to Steel Excel Inc. - diluted	$2.04

5.	Discontinued Operations

The Company shut down the operations of Ruckus, which was part of the Company’s Sports business, in November 2013 after it did not meet operational and financial expectations. The results of operations of Ruckus, which are reported as a discontinued operation in the consolidated statements of operations for the years ended December 31, 2014 and 2013, were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Revenues	$—	$1,260

Income (loss) from operations of discontinued operations	$506	$(5,540)

Income from operations for the year ended December 31, 2014, represents an adjustment to the outstanding obligations of Ruckus. The loss from operations for the year ended December 31, 2013, includes a goodwill impairment charge of $3.6 million. There was no tax effect on any of the activity of discontinued operations for the years ended December 31, 2014, and 2013.

6.	Investments

Marketable Securities

All of the Company's marketable securities at December 31, 2015 and 2014, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as "other comprehensive income (loss)", except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to operations.

The Company's marketable securities at December 31, 2015, include investments in the common units of Steel Partners Holdings L.P. ("SPLP"), which beneficially owned approximately 58.3% of the Company's common stock as of December 31, 2015. The SPLP common units held by the Company are classified as "available-for-sale" securities. As of December 31, 2015, the Company held 936,968 SPLP common units that had a fair value of approximately $15.3 million and an unrealized loss of approximately $1.1 million.

Marketable securities at December 31, 2015, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$30,118	$—	$—	$30,118
Mutual funds	11,835	2,182	—	14,017
Corporate securities	58,333	250	(1,674)	56,909
Corporate obligations	25,747	98	(582)	25,263
Total available-for-sale securities	126,033	2,530	(2,256)	126,307
Amounts classified as cash equivalents	(30,118)	—	—	(30,118)
Amounts classified as marketable securities	$95,915	$2,530	$(2,256)	$96,189

Marketable securities at December 31, 2014, consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term deposits	$42,681	$—	$—	$42,681
Mutual funds	17,030	4,262	(322)	20,970
United States government securities	—	—	—	—
Corporate securities	103,761	7,821	(23,732)	87,850
Corporate obligations	32,486	592	(3,441)	29,637
Commercial paper	—	—	—	—
Total available-for-sale securities	195,958	12,675	(27,495)	181,138
Amounts classified as cash equivalents	(42,681)	—	—	(42,681)
Amounts classified as marketable securities	$153,277	$12,675	$(27,495)	$138,457

Proceeds from sales of marketable securities were $43.3 million, $116.3 million, and $75.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. The company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of "Other income (expense), net" in the consolidated statements of operations, were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gross realized gains	$12,053	$8,065	$6,984
Gross realized losses	(6,806)	(4,300)	(4,376)
Realized gains, net	$5,247	$3,765	$2,608

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2015, all of which had unrealized losses for periods of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$18,755	$(1,674)
Corporate obligations	13,199	(582)
Total	$31,954	$(2,256)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2014, all of which had unrealized losses for periods of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate securities	$39,869	$(23,732)
Corporate obligations	13,530	(3,441)
Mutual funds	$4,873	$(322)
Total	$58,272	$(27,495)

Gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on the Company's evaluation of such securities, it has determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. The Company recognized impairment charges of approximately $59.8 million for the year ended December 31, 2015, equal to the cost basis of such securities in excess of their fair values. The Company has determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of December 31, 2015. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities at December 31, 2015, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Debt securities:
Mature after one year through three years	$7,414	$7,512
Mature in more than three years	18,333	17,751
Total debt securities	25,747	25,263
Securities with no contractual maturities	100,286	101,044
Total	$126,033	$126,307

Financial Instrument Obligations

The Company has entered into short sale transactions on certain financial instruments in which the Company received proceeds from the sale of such financial instruments and incurred obligations to deliver or purchase securities at a later date. Upon initially entering into such short sale transactions the Company recognizes a liability equal to the fair value of the obligation, with a comparable amount of the Company's cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the financial instruments, are recognized currently as gains or losses, with a comparable reclassification made between the amounts of the Company's unrestricted and restricted cash. The Company's obligations for such transactions are reported as "Financial instrument obligations" with a comparable amount reported as "Restricted cash" in the Company's consolidated balance sheet. As of December 31, 2015 and 2014, the Company's financial instrument obligations consisted of the following:

	December 31, 2015		December 31, 2014
	Initial Obligation	Estimated Fair Value	Initial Obligation	Estimated Fair Value
	(in thousands)
Corporate securities	$675	$1,352	$666	$621
Market indices	18,685	20,285	18,685	20,451
Covered call options	26	2	7	4
Naked put options	—	—	109	235
Total	$19,386	$21,639	$19,467	$21,311

For the years ended December 31, 2015 and 2014, the Company incurred losses on outstanding financial instrument obligations and settled transactions totaling $0.5 million and $1.8 million, respectively, which are included as a component of "Other income (expense), net" in the Company's consolidated statements of operations.

Equity-Method Investments

In January 2013, the Company acquired a 40% membership interest in Again Faster LLC, a fitness equipment company, for total cash consideration of $4.0 million. The Company accounts for its investment in Again Faster under the equity method as its ownership interest provides the Company with significant influence, but the Company does not have a controlling financial interest or other control over the operations of Again Faster. The Company accounts for its investment in Again Faster using the traditional method of accounting for equity-method investments, with the Company recognizing its equity in the losses of Again Faster on a one-quarter lag basis. In response to adverse developments in its business, in 2015 Again Faster began seeking out additional investors or buyers for the business and is pursuing other strategic alternatives, including liquidation. Based on the state of the business and the available strategic alternatives, in 2015 the Company fully impaired its investment in Again Faster, incurring an impairment charge of approximately $2.5 million.

On August 23, 2013, the Company acquired 1,316,866 shares of the common stock of iGo, Inc. (“iGo”), in a cash tender offer for total consideration of $5.2 million. The shares of common stock of iGo acquired by the Company represented approximately 44.7% of the issued and outstanding shares of iGo. The Company's ownership interest in iGo has increased to 45.7% as a result of changes in the number of outstanding shares of iGo. Pursuant to the Stock Purchase and Sale Agreement between the Company and iGo entered into on July 11, 2013, two members of iGo’s four-member board of directors were replaced by two designees of the Company. The Company accounts for its investment in iGo under the equity method as the Company’s voting interest and board representation provide it with significant influence, but do not provide the Company with control over iGo’s operations. The Company accounts for its investment in iGo using the traditional method of accounting for equity-method investments, with the Company recognizing its equity in the losses of iGo on a one-quarter lag basis.

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

The following table summarizes the Company's equity-method investments.

	Ownership		Carrying Value		Income (Loss) Recognized
	December 31,		December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2013
			(in thousands)
Traditional equity method
Again Faster	40.0%	40.0%	—	3,105	(3,105)	(566)	(329)
iGo	45.7%	46.9%	2,861	2,600	261	(2,068)	(533)

Fair value option
API	20.6%	20.6%	15,779	24,355	(8,576)	(3,436)	—
Aviat	12.9%		6,175	—	(4,682)	—	—
Total			$24,815	$30,060	$(16,102)	$(6,070)	$(862)

Based on the closing market price of iGo's publicly-traded shares, the value of the Company's investment in iGo was approximately $3.9 million at December 31, 2015.

In February 2016, API announced that it had entered into a merger agreement pursuant to which holders of its common stock will receive $2.00 for each share held. The merger is subject to certain closing conditions, including shareholder and regulatory approval. The Company and another third party, who combined hold a majority of the common stock of API, have entered into a written consent agreement approving the merger. Pursuant to the consent agreement, the Company is prohibited from selling its shares of API common stock prior to the consummation of the merger. Upon consummation of the merger, the Company would receive $22.9 million for its investment in API.

The following table presents summarized financial statement information for the Company's equity-method investees as of and for the years ended December 31, 2015 and 2014. The summarized balance sheet information is as of the most recent practicable date for equity-method investments accounted for using the fair value option and as of the date through which

Company has recognized its equity in the income of the investee for equity-method investments accounted for using the traditional method. The summarized balance sheet and income statement information is included for the periods during which such investments were accounted for as equity-method investments.

	2015	2014
	(in thousands)
Current assets	$303,544	$115,532
Non-current assets	$258,816	$179,161
Current liabilities	$180,664	$42,200
Non-current liabilities	$207,897	$132,681
Revenues	$546,765	$131,290
Gross profit	$129,419	$29,841
Loss from continuing operations	$(44,640)	$(8,046)
Net loss	$(43,040)	$(8,046)
Loss attributable to controlling interests	$(43,340)	$(8,046)

Other Investments

The Company's other long-term investments at December 31, 2014, included a $25.0 million cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. The limited partnership was liquidated in August 2015, with the Company receiving its proportionate share of the common stock of the public company investee. Upon liquidation, the Company recognized a gain on the non-monetary exchange of $9.3 million based on the fair value of the shares received of $34.3 million. The shares of common stock of the public company investee received are reported with the Company's marketable securities and are classified as "available-for-sale" securities.

The Company's other long-term investments at December 31, 2015, include investments in a venture capital fund totaling $0.5 million, preferred stock of an investee of $0.1 million, and a promissory note with an amortized cost of $3.0 million, which approximates fair value at December 31, 2015.

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

Assets measured at fair value on a recurring basis at December 31, 2015, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Mutual funds	$14,017	$14,017	$—	$—
Corporate securities	56,909	48,604	—	8,305
Corporate obligations	25,263	—	6,143	19,120
Investments in equity-method investees	21,954	21,954	—	—
Other investments(1)	555	—	—	555
	$118,698	$84,575	$6,143	$27,980

Liabilities
Financial instrument obligations	$(21,639)	$(21,639)	$—	$—

(1)Reported within "Other investments."

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014, summarized by measurement input category, were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Mutual funds	$20,970	$20,970	$—	$—
Corporate securities	87,850	72,798	—	15,052
Corporate obligations	29,637	—	10,793	18,844
Investments in equity-method investees	24,355	24,355	—	—
Other investments(1)	525	—	—	525
	$163,337	$118,123	$10,793	$34,421

Liabilities
Financial instrument obligations	$(21,311)	$(21,311)	$—	$—

(1)Reported within "Other investments".

There were no transfers of securities among the various measurement input levels during the year ended December 31, 2015.

Changes in the fair value of assets valued using Level 3 measurement inputs during the years ended December 31, 2015 and 2014, were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of period	$34,421	$24,209	$2,804
Purchases	5,183	13,294	45,383
Sales	(2,953)	(5,001)	(23,034)
Realized gain on sale	8	(129)	1,556
Change in fair value	(8,679)	2,048	(2,500)
Balance, end of period	$27,980	$34,421	$24,209

Realized gains and losses on the sale of investments using Level 3 measurement inputs are recognized as a component of "Other income (expense), net". Unrealized gains and losses on investments using Level 3 measurement inputs are recognized as a component of "Other comprehensive income (loss)".

The carrying value of the Company's long-term debt (see Note Note 10) is a reasonable approximation of its fair value since it is a variable-rate obligation.

8.	Property and Equipment, Net

Property and equipment at December 31, 2015 and 2014, consisted of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Rigs and other equipment	$118,836	$115,391
Buildings and improvements	19,319	18,977
Land	1,893	1,893
Vehicles	2,304	2,197
Furniture and fixtures	925	673
Assets in progress	108	644
	143,385	139,775
Accumulated depreciation	(47,592)	(32,588)
Property and equipment, net	$95,793	$107,187

Depreciation expense was $15.4 million, $14.6 million, and $10.5 million for the years ended December 31, 2015, 2014, and 2013, respectively, and includes the depreciation associated with assets under capital leases (see Note 11).

9.	Goodwill and Other Intangible Assets

In connection with its annual goodwill impairment tests, the Company recognized impairment charges of $18.3 million and $36.7 million in the fourth quarter of 2015 and 2014, respectively, primarily related to the goodwill associated with its Energy segment. The impairments in the Energy segment resulted from the adverse effects the decline in energy prices have had on the oil services industry and the projected future results of operations of the Energy segment. The fair values of the reporting units used in determining the goodwill impairment charges were based on valuations using a combination of the income approach (discounted cash flows) and the market approach (guideline public company method and guideline transaction method). The goodwill impairment charge in 2015 included an impairment of the goodwill at Sun Well, inclusive of the goodwill related to Eagle Well, of approximately $18.1 million. The goodwill impairment charge in 2014 consisted of an impairment of the goodwill at Sun Well of approximately $30.4 million and an impairment charge of the goodwill at Rogue of $6.3 million. No impairment charges were recognized related to the goodwill at Black Hawk. The goodwill impairment charge in 2015 also included an impairment of the goodwill related to the Hermosa Crossfit® facility of approximately $0.2 million.

In 2015, the Company recognized in impairment charge of $7.4 million related to the long-lived assets at Sun Well as a result of the adverse effects the decline in energy prices have had on the projected future results of operations. The impairment charge was equal to the carrying value of the long-lived assets in excess of their fair values, and was fully ascribed to the customer relationships intangible asset at Sun Well based on the relative fair values of the long-lived assets.

The Company's intangible assets at December 31, 2015 and 2014, all of which are subject to amortization, consisted of the following:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Energy segment:
Customer relationships	$47,078	$(28,966)	$18,112	$54,430	$(21,938)	$32,492
Trade names	4,860	(3,785)	1,075	4,860	(3,161)	1,699
Non-compete agreement	120	(49)	71	120	(25)	95
	52,058	(32,800)	19,258	59,410	(25,124)	34,286

Sports segment:
Customer relationships	2,089	(1,189)	900	2,089	(678)	1,411
Trade names	122	(61)	61	122	(37)	85
	2,211	(1,250)	961	2,211	(715)	1,496

Total	$54,269	$(34,050)	$20,219	$61,621	$(25,839)	$35,782

Amortization expense was $8.2 million, $9.6 million, and $8.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Estimated aggregate amortization expense related to the intangible assets for the next five years and thereafter is as follows:

Amount
(in thousands)
For the year ended December 31:
2016	$5,710
2017	4,800
2018	4,167
2019	1,753
2020	1,753
Thereafter	2,036
$20,219

The changes to the Company’s carrying amount of goodwill were as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Energy	Sports	Total	Energy	Sports	Total
	(in thousands)
Balance at beginning of period	$28,693	$2,171	$30,864	$65,359	$2,171	$67,530
Impairments	(18,116)	(154)	(18,270)	(36,666)	—	(36,666)
Balance at end of period	$10,577	$2,017	$12,594	$28,693	$2,171	$30,864

At December 31, 2015, the remaining goodwill associated with the Energy segment was $10.6 million, all of which related to Black Hawk. The accumulated goodwill impairment was $60.5 million and $42.2 million at December 31, 2015 and 2014, respectively.

The components of goodwill at December 31, 2015 and 2014, were as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Goodwill	$73,095	$73,095
Accumulated impairment	(60,501)	(42,231)
Net goodwill	$12,594	$30,864

10.	Long-term Debt

In 2013, Steel Energy Services entered into a credit agreement, as amended (the “Amended Credit Agreement”), with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank that provides for a borrowing capacity of $105.0 million consisting of a $95.0 million secured term loan (the “Term Loan”) and up to $10.0 million in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Of the total proceeds from the Term Loan, $70.0 million was used to partially fund a dividend of $80.0 million paid to the Company and $25.0 million was used to partially fund the acquisition of the business and substantially all of the assets of Black Hawk Inc. (see Note 4). The Company incurred fees totaling approximately $1.4 million in connection with the Amended Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense.
Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Services and its wholly-owned subsidiaries Sun Well, Rogue, and Black Hawk Ltd., and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. The carrying values as of December 31, 2015, of the assets pledged as collateral by Steel Energy Services and its subsidiaries under the Amended Credit Agreement were as follows:

Amount
(in thousands)
Cash and cash equivalents	$21,812
Accounts receivable	8,685
Property and equipment, net	88,463
Intangible assets, net	19,258
Total	$138,218
The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3.3 million and a balloon payment due on the maturity date. In December 2015, the Company made a prepayment of $23.1 million on the Term Loan, with the prepayment applied to the next seven quarterly installments. The Company recognized a loss on extinguishment of $0.1 million in connection with the prepayment from the write off of unamortized debt issuance costs, which was reported as a component of "Other income (expense), net" in the consolidated statement of operations for the year ended December 31, 2015.
At December 31, 2015, $42.7 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for subsequent years are as follows:

Amount
(in thousands)
2016	$—
2017	3,303
2018	39,643
Total	42,946
Less current portion	—
Less unamortized debt issuance costs	280
Total long-term debt	$42,666

Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, the Company is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.1% at December 31, 2015. For the years ended December 31, 2015, 2014, and 2013, the Company incurred interest expense of $2.4 million, $3.1 million, and $1.4 million, respectively, in connection with the Amended Credit Agreement.
The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Company was in compliance with all financial covenants as of December 31, 2015.
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
Sun Well previously had a credit agreement (the "Sun Well Credit Agreement") with Wells Fargo Bank, National Association, that included a term loan of $20.0 million and a revolving line of credit for up to $5.0 million. All amounts due under the Sun Well Credit Agreement were fully repaid during 2013 and the facility was terminated in 2013 upon the initial closing of the Amended Credit Agreement. For the year ended December 31, 2013 , the Company incurred interest expense of $0.3 million in connection with the Sun Well Credit Agreement. Upon termination of the Sun Well Credit Agreement, the Company recognized a loss on extinguishment of $0.5 million from the write off of unamortized debt issuance costs, which was reported as a component of "Other income (expense), net" in the consolidated statements of operations for the year ended December 31, 2013.

11.	Leases

The Company leases certain property and equipment used in its operations under agreements that are classified as both capital and operating leases. Such agreements generally include provisions for inflation-based rate adjustments and, in the case of leases for buildings and office space, payments of certain operating expenses and property taxes. In 2015, the Company fully repaid all amounts due under its capital lease obligations.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Amount
(in thousands)
For the year ended December 31,
2016	$796
2017	668
2018	365
2019	254
2020	782
Total minimum lease payments	$2,865

At December 31, 2014, assets recorded under capital leases are included in property and equipment (see Note 8) as follows:

Amount
(in thousands)
Rigs and other equipment	$1,871
Accumulated depreciation	(559)
Net	$1,312

Total rental expense under operating leases was $6.1 million, $7.7 million, and $3.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

12.	Other Liabilities

“Accrued expenses and other current liabilities” consisted of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Tax-related	$146	$238
Accrued compensation and related taxes	2,472	5,471
Deferred compensation	3,546	—
Deferred revenue	1,510	1,308
Professional services	156	763
Accrued fuel and rig-related charges	107	601
Other	521	535
	$8,458	$8,916

“Other long-term liabilities” consisted of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Deferred compensation	$197	$—
Tax-related	—	3,709
Other	39	6
Total	$236	$3,715

13.	Other Income (Expense), net

“Other income (expense), net” consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Investment income	$4,683	$6,621	$4,804
Realized gain on sale of marketable securities, net	5,247	3,765	2,608
Loss on financial instrument obligations	(477)	(1,820)	—
Realized loss upon change to equity method at fair value	(2,807)	(568)	—
Realized gain on non-monetary exchange	9,268	—	—
Foreign exchange loss	(669)	(1,059)	—
Gain (loss) on sale of property and equipment	(235)	191	132
Loss on extinguishment of debt	(87)	—	(463)
Other	(24)	(72)	(7)
Other income (expense), net	$14,899	$7,058	$7,074

14.	Income Taxes

The Company recognized a benefit from income taxes of $6.3 million for the year ended December 31, 2015, primarily as a result of the allowable benefit recognizable on unrealized gains on marketable securities included in other comprehensive income and from the recognition of state deferred income tax benefits. The Company recognized a benefit from income taxes of $1.3 million for the year ended December 31, 2014, primarily as a result of a foreign tax benefit of $1.7 million recognized upon the conclusion of tax examinations by a foreign tax authority. The Company recognized a benefit for income taxes of $5.8 million for the year ended December 31, 2013, primarily as a result of the reversal of reserves for foreign taxes upon the expiration of the statute of limitations.

The components of the benefit from income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Federal:
Current	$(152)	$(191)	$14
Deferred	5,283	105	(86)
	5,131	(86)	(72)

Foreign:
Current	59	1,719	7,281
Deferred	—	—	(1,696)
	59	1,719	5,585

State:
Current	(131)	(403)	509
Deferred	1,264	93	(204)
	1,133	(310)	305

	$6,323	$1,323	$5,818

The components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$(104,106)	$(25,580)	$6,990
Foreign	—	(12)	59
	$(104,106)	$(25,592)	$7,049

The benefit for income taxes varied from the federal statutory income tax rate due to the following:

	Year Ended December 31,
	2015	2014	2013

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0%	(0.5)%	(8.1)%
Foreign losses not benefited	—%	—%	(0.3)%
Changes in tax reserves	(0.3)%	0.2%	(78.6)%
Change in valuation allowance	(24.8)%	30.3%	(28.1)%
Permanent differences	(4.7)%	(64.6)%	(1.8)%
Foreign tax refund	—%	6.5%	—%
Other	(0.1)%	(1.7)%	(0.6)%
	6.1%	5.2%	(82.5)%

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$45,296	$49,096
Research and development credits	33,484	33,484
Marketable securities	19,266	—
Compensatory and other accruals	1,827	2,698
Unrealized losses on investments	—	5,265
Intangible assets	6,847	819
Foreign tax credits	—	201
Other, net	6,152	3,725
Gross deferred tax assets	112,872	95,288

Deferred tax liabilities:
Unrealized gains on investments	97	—
Fixed assets	20,073	19,128
Gross deferred tax liabilities	20,170	19,128

Net deferred tax asset before valuation allowance	92,702	76,160
Valuation Allowance	(93,439)	(78,018)

Net deferred tax liability	$(737)	$(1,858)

The Company's deferred tax assets and deferred tax liabilities were classified in the consolidated balance sheets as non-current deferred income tax liabilities at December 31, 2015 and 2014.

At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $139.1 million that expire in 2022 through 2035, and domestic state net operating loss carryforwards of approximately $156.1 million that expire in 2016 through 2035.  The Company also had federal research and development credit carryforwards of approximately $30.3 million that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17.7 million that do not expire. Of the total federal net operating loss carryforwards, approximately $10.5 million related to deductions for stock-based compensation, the tax benefit of which will be credited to additional paid-in capital when realized. The Company's ability to utilize its net operating loss and other credit carryforwards would be subject to limitation upon a change in control. Federal income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have been fully provided.

The Company established a valuation allowance to reserve its net deferred tax assets at December 31, 2015 and 2014, based on its assessment that it is more likely than not that such benefit will not be fully realized.  This assessment was based on, but not limited to, the Company’s operating results for the past three years, uncertainty in the Company’s projections of taxable income, and uncertainty in general economic conditions in general and in the oil and gas industry in particular.

The changes in unrecognized tax positions were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of period	$19,076	$19,121	$26,419
Tax positions related to prior year:
Additions	8,269	—	—
Expiration of statute of limitations	(59)	(45)	(7,298)
Settlements	—	—	—
Balance at ending of period	$27,286	$19,076	$19,121

As of December 31, 2015, the Company’s total gross unrecognized tax benefits were $27.3 million, of which $0.3 million, if recognized, would affect the provision for income taxes. In 2015, the Company reversed approximately $0.1 million of reserves for foreign taxes upon the expiration of the statute of limitations. The Company recognizes interest and penalties related to uncertain tax positions as a component of “benefit from income taxes” in its consolidated statements of operations. For the years ended December 31, 2015. 2014, and 2013, the amount of such interest and penalties recognized was immaterial.

The Company is subject to federal income tax as well as income taxes in many domestic states and foreign jurisdictions in which the Company operates or formerly operated. As of December 31, 2015, fiscal years from 1999 onward remain open to examination by the United States taxing authorities. In 2014, tax examinations were completed for fiscal years 2009 through 2013 in Singapore, resulting in a refund to the Company of $1.7 million. The Company is not currently under tax examination in any foreign jurisdictions.

15.    Stock Benefit Plans

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

There were 1,805,613 shares and 1,200,000 shares of the Company’s common stock originally reserved for the issuance of equity-based awards under the 2004 Plan and the 2006 Plan, respectively. Under the 2004 Plan, 1,386,452 shares remained available for the issuance of equity-based awards and 204,852 equity-based awards were outstanding at December

31, 2015. Under the 2006 Plan, 380,977 shares remained available for the issuance of equity-based awards and 51,318 equity-based awards were outstanding at December 31, 2015.

The Company recognizes stock-based compensation based on the estimated fair values of equity-based awards on the grant dates. Stock-based compensation is recognized ratably over the requisite service or vesting period of the equity-based awards and is adjusted for estimated forfeitures. Certain grants of restricted stock to non-employee directors vest in full when the individual ceases being a member of the board of directors for any reason. The fair value of such grants are recognized as stock-based compensation on the grant date. The fair value of restricted stock is based on the closing price of the Company’s common stock on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. No stock options were granted during the years ended December 31, 2015, 2014, and 2013.

Stock-based compensation expense by type of equity-based award, all of which was recognized as a component of "Selling, general, and administrative expenses" in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock options	$—	$36	$91
Restricted stock	3,157	2,771	1,949
Total stock-based compensation	$3,157	$2,807	$2,040

There was no stock option activity under the Equity Plans during the year ended December 31, 2015. Information relating to outstanding and exercisable stock options under the Equity Plans at December 31, 2015, is summarized in the following table. All stock option grants had exercise prices equal to or greater than the market price on the grant date.

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding and exercisable, December 31, 2015	56	$30.14	3.2	$—

Information relating to restricted stock activity in the Equity Plans for the year ended December 31, 2015, is summarized in the following table.

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested stock, January 1, 2015	57	$30.10
Awarded	181	$23.62
Vested	(34)	$30.58
Forfeited	(3)	$26.97
Non-vested stock, December 31, 2015	201	$24.22

Information relating to the fair value of grants of equity awards and the fair value of restricted shares vested for the years ended December 31, 2015, 2014, and 2013 is summarized in the following table. No stock options were exercised during the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fair value on grant date - restricted stock	$4,264	$788	$3,977
Fair value of restricted stock vested	$1,042	$2,739	$2,797

Compensation expense related to equity-based awards granted under the Equity Plans that was not recognized as of December 31, 2015, totaled $2.1 million and is expected to be recognized over a weighted average period of 1.0 years. The Company did not receive any proceeds from the exercise of equity-based awards during the years ended December 31, 2015, 2014, and 2013. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

16.	Net Income (Loss) Per Share

Basic net income (loss) attributable to Steel Excel per share of common stock is computed by dividing net income (loss) attributable to Steel Excel by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to Steel Excel gives effect to all potentially dilutive common shares outstanding during the period.

Amounts used in the calculation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2015, 2014, and 2013, were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Numerators:
Net income (loss) from continuing operations	$(97,783)	$(24,269)	$12,867
Non-controlling interest	376	235	156
Net income (loss) from continuing operations attributable to Steel Excel Inc.	$(97,407)	$(24,034)	$13,023

Income (loss) from discontinued operations	$—	$506	$(5,540)
Non-controlling interest	—	(279)	3,188
Income (loss) from discontinued operations attributable to Steel Excel Inc.	$—	$227	$(2,352)

Net income (loss) attributable to Steel Excel Inc.	$(97,407)	$(23,807)	$10,671

Denominators:
Basic weighted average common shares outstanding	11,454	11,678	12,584
Effect of dilutive securities - stock-based awards	—	—	18
Diluted weighted average common shares outstanding	11,454	11,678	12,602

Basic income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(8.50)	$(2.06)	$1.03
Income (loss) from discontinued operations, net of taxes	$—	$0.02	$(0.19)
Net income (loss)	$(8.50)	$(2.04)	$0.85

Diluted income (loss) per share attributable to Steel Excel Inc.:
Net income (loss) from continuing operations	$(8.50)	$(2.06)	$1.03
Income (loss) from discontinued operations, net of taxes	$—	$0.02	$(0.19)
Net income (loss)	$(8.50)	$(2.04)	$0.85

The number of shares used in the calculation of diluted earnings (loss) per share for the years ended December 31, 2015 and 2014, excluded 15,000 incremental shares and 20,000 incremental shares, respectively, related to stock options and restricted stock. Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect.

17.	Accumulated Other Comprehensive Income (Loss)

Changes in the components of "Accumulated other comprehensive income (loss)" were as follows:

	Unrealized Gain (Loss) on Securities	Cumulative Translation Adjustment	Total
	(in thousands)
Balance, January 1, 2015	$(14,821)	$(385)	$(15,206)

Other comprehensive income (loss) before reclassifications	(24,927)	(8)	(24,935)
Reclassifications from accumulated other comprehensive income	34,595	—	34,595
Current period other comprehensive income (loss)	9,668	(8)	9,660

Balance, December 31, 2015	$(5,153)	$(393)	$(5,546)

Amounts reclassified for realized gains or losses on marketable securities and other-than-temporary impairments of marketable securities for the year ended December 31, 2015, are reported as a component of "Other income (expense), net" and "Impairment of marketable securities", respectively, in the consolidated statement of operations.

18.	Supplemental Cash Flow Information

Cash paid for interest and income taxes and non-cash investing and financing activities for the years ended December 31, 2015, 2014, and 2013, were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Interest paid	$2,155	$2,707	$1,304
Income taxes paid (refunded) - net	$298	$(1,507)	$916

Non-cash investing and financing activities:
Reclassification of available-for-sale securities to equity method investment	$10,857	$27,647	$—
Partnership interest exchanged for marketable securities	$25,000	$—	$—
Sales of marketable securities not settled	$23,229	$—	$—
Note receivable exchanged for preferred stock	$75	$—	$—
Securities received in exchange for financial instrument obligations	$76	$20,007	$—
Securities delivered in exchange for settlement of financial instrument obligations	$76	$520	$—
Contribution of note payable by non-controlling interest	$—	$268	$—
Restricted stock awards surrendered to satisfy tax withholding obligations	$85	$120	$—
Non-controlling interests recognized in connection with acquisitions	$—	$—	$2,896

19.	Commitments and Contingencies

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

20.	Related Party Transactions

SPLP beneficially owned approximately 58.3% of the Company’s outstanding common stock as of December 31, 2015. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. (“SPH GP”). Warren G. Lichtenstein, the Chairman of the Board of Directors and chairman of the Company's Sports segment, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack Howard, as Vice Chairman and principal executive officer, James F. McCabe, Jr., as Chief Financial Officer, and Leonard J. McGill, as Vice President, General Counsel, and Secretary. Each of Warren G. Lichtenstein and Jack L. Howard is compensated with cash compensation and equity awards or equity-based awards in amounts that are consistent with the Company’s Non-employee Director Compensation Policy.

In June 2015, the Company's board of directors approved a plan to purchase up to 1,000,000 common units of SPLP on the open market or in private transactions with third parties. As of December 31, 2015, the Company held 936,968 SPLP common units that had a fair value of approximately $15.3 million (see Note 6).

In October 2011, the Company contracted with SP Corporate Services LLC (“SP Corporate”), a SPLP affiliate, to provide financial management and administrative services, including the services of a chief financial officer. Through July 2012, the Company paid SP Corporate $35,000 per month for the provision of such services. Effective August 2012, the services SP Corporate provided were expanded to include executive and financial management services in the areas of finance, regulatory reporting, and other administrative and operational functions. The Company paid SP Corporate $300,000 per month for these expanded services through December 31, 2013. Effective January 1, 2014, the services SP Corporate provides were further expanded, and the Company paid SP Corporate $667,000 per month for such services. Effective October 1, 2014, the fees paid the Company to SP Corporate increased to $679,000 per month to cover the costs of additional services provided to the Sports business. The services agreement with SP Corporate and subsequent amendments were approved by a committee of the Company’s independent directors. In addition, the Company reimburses SP Corporate and other SPLP affiliates for certain expenses incurred on the Company’s behalf. During the years ended December 31, 2015, 2014, and 2013, the Company incurred expenses of $9.0 million, $9.1 million, and $4.4 million, respectively, for services provided by SP Corporate and for reimbursement of expenses incurred on its behalf by SP Corporate and its affiliates. As of December 31, 2015 and 2014, the Company owed SP Corporate and other SPLP affiliates $0.1 million and $0.3 million, respectively.

The Company uses several firms to execute trades of its marketable securities and certain of its other investments. The Company uses Mutual Securities, Inc. ("Mutual Securities"), to execute certain trades, including repurchases of the Company's common stock. Jack L. Howard, the Company's principal executive officer, is a registered principal of Mutual Securities and receives commission payments from Mutual Securities after deductions for fees and expenses. During the years ended December 31, 2015, 2014, and 2013, the Company paid commissions to Mutual Securities totaling $0.1 million, $0.3 million, and $0.2 million, respectively.

In October 2013, iGo contracted with SP Corporate to provide certain executive, other employee, and corporate services for a fixed annual fee of $0.4 million. In addition, iGo will reimburse SP Corporate for reasonable and necessary business expenses incurred on iGo’s behalf. The services agreement was approved by the independent directors of iGo.

During 2015, the Company closed an account in which it previously maintained short-term deposits at WebBank, an affiliate of SPLP. Such deposits totaled $12.3 million at December 31, 2014. The Company recognized interest income on such deposits totaling $39,000 and $84,000 for the years ended December 31, 2015 and 2014, respectively.

In 2015, the Company entered into an arrangement with Pivot Marketing Agency ("Pivot"), a sports marketing agency that, through a non-ownership relationship, is affiliated with the chief executive officer of the Company's Sports segment. Pivot provides services related to obtaining sponsorships for the Sports segment's events. For the year ended December 31, 2015, the Company paid Pivot $12,000 for such services.

21.	Segment Information

The Company has determined that its two reportable segments are Energy and Sports. The Energy segment provides drilling and production services to the oil and gas industry. The Sports segment is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect, and integrity.

The Company identifies its operating segments based on the services provided by its various operations and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the operating segments. The reporting segments represent an aggregation of individual operating segments with similar economic and other characteristics. The Energy segment is an aggregation of the individual operating segments represented by Sun Well, Rogue, and Black Hawk Ltd. The Sports segment is an aggregation of the individual operating segments represented by Baseball Heaven LLC, a provider of a wide variety of baseball services, UK Elite, and the Crossfit® entities.

In 2014, the Company changed its measurement method to measure the profit or loss of its segments to be based on operating income (loss) before goodwill and other asset impairments. The measurement method had previously been operating income (loss). Operating income (loss) before goodwill and other asset impairments of the segments is determined in the same manner as operating income under generally accepted accounting principles, with the sole exception of excluding the amounts for goodwill and other asset impairments. The accounting policies used to measure operating income (loss) before goodwill and other asset impairments of the segments are the same as those used in preparing the Company’s consolidated financial statements (see Note 2).

Segment information relating to the Company's results of continuing operations was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Energy	$111,397	$191,608	$109,624
Sports	21,223	18,540	10,404
Total revenues	$132,620	$210,148	$120,028

Operating income (loss) before goodwill and other asset impairments
Energy	$2,478	$29,889	$12,381
Sports	(3,354)	(2,161)	(1,408)
Total segment operating income (loss)	(876)	27,728	10,973
Corporate and other business activities	(14,169)	(14,465)	(8,411)
Impairment of goodwill and intangible assets	(25,622)	(36,666)	—
Impairment of marketable securities	(59,781)	—	—
Interest expense	(2,455)	(3,177)	(1,725)
Other income (expense), net	14,899	7,058	7,074
Income (loss) from continuing operations before income taxes	$(88,004)	$(19,522)	$7,911

Depreciation and amortization expense:
Energy	$21,904	$22,530	$18,392
Sports	$1,709	1,626	793
Total depreciation and amortization expense	$23,613	$24,156	$19,185

For the year ended December 31, 2015, revenues from the four largest customers in the Company’s Energy segment were approximately $21.6 million, $16.0 million, $15.3 million, and $14.0 million, representing 16.3%, 12.1%, 11.5%, and 10.5%, respectively, of the Company's consolidated revenues. For the year ended December 31, 2014, revenues from the two largest customers in the Company's Energy segment were approximately $43.5 million and $42.7 million, representing 20.7% and 20.3%, respectively, of the Company’s consolidated revenues. For the year ended December 31, 2013, revenues from the two largest customers in the Company’s Energy segment were approximately $20.4 million and $12.7 million, representing 17.0% and 10.5%, respectively, of the Company’s consolidated revenues.

Segment information related to the Company's assets was as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Total assets
Energy	$150,437	$219,630
Sports	14,686	18,625
Corporate and other business activities	179,699	238,691
Total assets	$344,822	$476,946

Capital expenditures
Energy	$4,226	$15,313
Sports	$559	$626
Total capital expenditures	$4,785	$15,939

Total assets of Corporate and other business activities at December 31, 2015, include investments in equity-method investees of $24.8 million. Total assets of the Sports segment and Corporate and other business activities at December 31, 2014, include investments in equity-method investees of $3.1 million and $27.0 million, respectively.

22.	Stock Split

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

23.	Subsequent Event

On March 11, 2016, the Company notified the Nasdaq Stock Market of its intention to voluntarily delist its common stock, with associated preferred stock purchase rights, from the Nasdaq Capital Market.  The Company intends to cease trading on Nasdaq at the close of business on March 31, 2016.  After the effective date of delisting, the Company intends to file a Form 15 with the Securities and Exchange Commission to voluntarily effect deregistration of its securities pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.  The Company's obligation to file current and periodic reports with the Securities and Exchange Commission ("SEC") will be terminated the same day upon the filing of the Form 15 with the SEC.  The Company is eligible to deregister its common stock, with associated preferred stock purchase rights, because it has fewer than 300 stockholders of record.

24.	Selected Quarterly Financial Data (Unaudited)

	Quarter Ended:
	March 31 (A)	June 30 (B)	September 30 (C)	December 31 (D)
	(in thousands, except per-share data)
Year Ended December 31, 2015
Net revenues	$38,885	$35,610	$33,480	$24,645
Gross profit	$7,245	$8,602	$7,344	$3,424
Net loss from continuing operations	$(7,613)	$(10,463)	$(14,263)	$(65,444)
Net loss	$(7,613)	$(10,463)	$(14,263)	$(65,444)
Net loss attributable to Steel Excel Inc.	$(7,250)	$(10,536)	$(14,474)	$(65,147)
Net loss from continuing operations attributable to Steel Excel Inc.	$(7,250)	$(10,536)	$(14,474)	$(65,147)
Net loss from continuing operations attributable to Steel Excel Inc. per share of common stock
Basic	$(0.63)	$(0.91)	$(1.27)	$(5.74)
Diluted	$(0.63)	$(0.91)	$(1.27)	$(5.74)

Year Ended December 31, 2014
Net revenues	$45,159	$51,924	$58,583	$54,482
Gross profit	$10,550	$15,529	$17,669	$14,281
Net income (loss) from continuing operations	$1,967	$7,657	$75	$(33,968)
Net income (loss)	$1,967	$7,657	$75	$(33,462)
Net income (loss) attributable to Steel Excel Inc.	$2,293	$7,668	$(163)	$(33,605)
Net income (loss) from continuing operations attributable to Steel Excel Inc.	$2,293	$7,668	$(163)	$(33,832)
Net income (loss) from continuing operations attributable to Steel Excel Inc. per share of common stock
Basic	$0.19	$0.64	$(0.01)	$(2.97)
Diluted	$0.19	$0.64	$(0.01)	$(2.97)

(A) Includes loss from equity method investees of $2.1 million and $1.4 million in the 2015 period and 2014 period, respectively.

(B) Includes impairment of marketable securities of $22.7 million, income from equity method investees of $5.4 million, and a tax benefit of $6.3 million in the 2015 period; includes income from equity method investees of $2.9 million in the 2014 period.

(C) Includes impairment of marketable securities of $7.9 million, loss from equity method investees of $8.2 million, and a tax provision of $2.4 million in the 2015 period; includes loss from equity method investees of $4.8 million in the 2014 period.

(D) Includes impairment of marketable securities of $29.2 million, impairment of goodwill and intangible assets of $25.6 million, loss from equity method investees of $11.3 million, and a tax benefit of $2.1 million in the 2015 period; includes impairment of goodwill and intangible assets of $36.7 million, loss from equity method investees of $2.7 million, and a tax benefit of $2.4 million in the 2014 period.

Exhibit Index

Exhibit #	Exhibit Description	Form	File #	Exhibit	File Date
2.1	Asset Purchase Agreement between the Company and PMC-Sierra, Inc., dated as of May 8, 2010	10-Q	000-15071	2.1	08/11/10
2.2	Amended Asset Purchase Agreement between the Company and PMC-Sierra, Inc., dated as of June 8, 2010	10-Q	000-15071	2.2	08/11/10
2.3	Second Amendment to the Asset Purchase Agreement between the Company and PMC-Sierra, Inc., dated as of September 23, 2010	10-Q	000-15071	2.1	11/05/10
2.4	Stock Purchase and Sale Agreement, dated as of July 11, 2013, between Steel Excel Inc. and iGo, Inc.	SC 13-D	005-60065	2	7/22/13
2.5	Asset Purchase Agreement, dated as of October 29, 2013 by and among Black Hawk Acquisition, Inc., Black Hawk Energy Services, Inc. and Chris Beal, Stuart Buckingham, Kenneth Stevens, Jeff Thomas and Gregory M. Tucker.	8-K	000-15071	2.1	11/4/13
3.1	Unofficial Composite Certificate of Incorporation of Steel Excel Inc. as currently in effect	10-Q	000-15071	3.1	11/08/12
3.2	Certificate of Designation of Series B Preferred Stock filed with the Delaware Secretary of State on December 20, 2011	8-K	000-15071	3.1	12/22/11
3.3	Amended and Restated Bylaws of the Company, effective October 14, 2010	8-K	000-15071	3.1	10/20/10
3.4	Certificate of Amendment to the Certificate of Incorporation of Steel Excel Inc., as filed with the Secretary of State of the State of Delaware on July 24, 2015	8-K	000-15071	3.1	7/29/15
4.1*	Specimen Common Stock Certificate
4.2	Tax Benefits Preservation Plan, dated December 21, 2011	8-K	000-15071	4.1	12/22/11
4.3	First Amendment to the Tax Benefits Preservation Plan, dated as of May 1, 2012, by and between Steel Excel Inc. and Registrar and Transfer Company, as Rights Agent	10-Q	000-15071	4.2	08/09/12
4.4	Form of Second Amendment to the Tax Benefits Preservation Plan, dated as of May 28, 2015	8-K	000-15071	4.1	6/1/15
4.5	Third Amendment to the Tax Benefits Preservation Plan, dated as of December 8, 2015, between the Company and American Stock Transfer & Trust Company, LLC.	8-K	000-15071	4.1	12/10/15
10.1†	2004 Equity Incentive Plan, as amended and restated on August 20, 2008	Def 14A	000-15071	A	09/08/08
10.2†	Amendment No. 2 to 2004 Equity Incentive Plan, dated as of November 17, 2011	10-Q	000-15071	10.2	11/08/12
10.3†	Amendment No. 3 to 2004 Equity Incentive Plan, dated as of August 7, 2012	10-Q	000-15071	10.3	11/08/12
10.4†	Form of Restricted Stock Award Agreement for 2004 Equity Incentive Plan, as amended August 7, 2012	10-Q	000-15071	10.4	11/08/12
10.5†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.6†	Adaptec, Inc. 2006 Director Plan	Def 14A	000-15071	A	07/28/06
10.7†	Amendment No. 1 to 2006 Director Plan, dated November 17, 2011	10-Q	000-15071	10.1	11/08/12
10.8†	Form of Restricted Stock Award Agreement under 2006 Director Plan, as amended on August 7, 2012	10-Q	000-15071	10.5	11/08/12
10.9†	Stock Option Award Agreement under 2006 Director Plan, as amended on December 7, 2010	10-KT	000-15071	10.25	03/03/11
10.10†	Stock Appreciation Right Award Agreement under 2006 Director Plan as amended on February 7, 2008	8-K	000-15071	10.03	02/11/08
10.11†	SNAP Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan, effective November 14, 2002	S-8	333-118090	4.04	08/10/04
10.12†	Director Compensation Policy, dated May 25, 2011	10-Q	000-15071	10.5	08/09/11

G-1

Exhibit #	Exhibit Description	Form	File #	Exhibit	File Date
10.13	Form of Indemnification Agreement entered into between the Company and its officers and directors	10-K	000-15071	10.47	06/06/07
10.14	Settlement Agreement, dated as of October 26, 2007, among the Registrant, Steel Partners, L.L.C. and Steel Partners II, L.P.	8-K	000-15071	10.01	10/31/07
10.15	Amended and Restated Management Services Agreement, dated as of August 1, 2012, between the Company and SP Corporate Services LLC	8-K	000-15071	10.6	8/10/12
10.16	Amendment No. 1 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of April 5, 2013	8-K	000-15071	10.1	4/5/13
10.17	Credit Agreement, dated as of July 3, 2013, among Steel Energy Ltd., and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender, a Revolving Lender, a Swing Line Lender and a Term Lender, RBS Citizens, N.A., as a Revolving Lender and a Term Lender and Comerica Bank, as a Revolving Lender and a Term Lender	8-K	000-15071	99.1	7/10/13
10.18†	Amendment No. 4 to 2004 Equity Incentive Plan, dated as of May 21, 2013	10-Q	000-15071	10.2	8/7/13
10.19†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan, as amended May 21, 2013	10-Q	000-15071	10.3	8/7/13
10.20	Commitment Increase Agreement and Amendment to Credit Documents, dated as of December 17, 2013, among Steel Energy Ltd., and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender, a Revolving Lender, a Swing Line Lender and a Term Lender, RBS Citizens, N.A., as a Revolving Lender and a Term Lender and Comerica Bank, as a Revolving Lender and a Term Lender.	8-K	000-15071	10.1	12/20/13
10.21	Amendment No. 2 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014	8-K	000-15071	10.1	1/14/14
10.22	Amendment No. 3 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of October 3, 2014	10-Q	000-15071	10.1	11/6/2014
10.23*	Fourth Amendment to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of March 9, 2016
21*	Subsidiaries of Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbased Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

G-2

Steel Excel Inc.
Schedule II - Valuation and Qualifying Accounts
For the years ended December 31, 2015, 2014, and 2013

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

Allowances deducted in the balance sheet from assets to which they apply:

For the year ended December 31, 2015:
Allowance for doubtful accounts	$—	$38	$—	$—	$38
Valuation allowance on deferred tax assets	$78,018	$15,421	$—	$—	$93,439

For the year ended December 31, 2014:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Valuation allowance on deferred tax assets	$69,753	$8,265	$—	$—	$78,018

For the year ended December 31, 2013:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Valuation allowance on deferred tax assets	$37,173	$32,580	$—	$—	$69,753