Form 10-K/A
period 2015-12-31
Steel Excel Inc.
filed 2016-04-21
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

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

Registrant's telephone number, including area code (914) 461-1300
____________________

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share; Preferred Stock Purchase Rights

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

As of March 28, 2016, there were 10,866,679 shares of Steel Excel’s common stock outstanding.

EXPLANATORY NOTE

Steel Excel Inc. (“Steel Excel”, the “Company,” “we,” “us,” “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “Original Filing”), to provide by amendment the information required by Items 10 through 14 (Part III) of Form 10-K, and to update Item 15, rather than by incorporation by reference to a definitive proxy statement for our 2016 annual meeting of stockholders.  We are including new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, this Amendment does not modify or update the disclosures presented in, or as exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Among other things, we have not revised forward-looking statements made in the Original Filing to reflect events that occurred or facts that became known to us after the filing of the Original Filing.  Therefore, you should read this Amendment in conjunction with any other documents we filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Each of the biographies of our directors and executive officers below contains information regarding the person’s service as a director, if applicable, business experience, director positions held currently or at any time during the past five years, and, for each director, the experience, qualifications, attributes and skills that caused the Governance and Nominating Committee and the Board of Directors (the “Board”) to determine that the person should serve as a director of the Company. The following information is as of March 28, 2016.

Name	Age	Position With The Company	Director Since
Warren G. Lichtenstein (1)(3)	50	Chairman of Steel Excel; President of Steel Sports Inc.	2010
Jack L. Howard (1)(2)(3)	54	Vice Chairman and principal executive officer of Steel Excel	2007
John J. Quicke	66	Director of Steel Excel; Chairman of Steel Energy	2007
John Mutch (1)(4)	59	Director of Steel Excel	2007
Gary W. Ullman (2)(4)	74	Director of Steel Excel	2011
Robert J. Valentine (2)(4)	66	Director of Steel Excel	2012
James F. McCabe, Jr.	53	Chief Financial Officer	N/A
__________________________

(1)	Member of the Governance and Nominating Committee of the Board (“Governance and Nominating Committee”).

(2)	Member of the Compensation Committee of the Board (“Compensation Committee”).

(3)	Member of the Investment Committee of the Board (“Investment Committee”).

(4)	Member of the Audit Committee of the Board (“Audit Committee”).

Directors

Warren G. Lichtenstein has served as a member of our Board since October 2010 and as our Chairman of the Board since May 2011. In 2011 Mr. Lichtenstein founded Steel Sports Inc., a subsidiary of the Company dedicated to building a network of participatory and experience-based sports-related businesses, with a particular emphasis on youth sports. Mr. Lichtenstein has served on the board of directors of over twenty public companies. Mr. Lichtenstein served as the Chairman of the board of the directors and Chief Executive Officer of Steel Partners Holdings GP Inc. (“Steel Holdings GP”) from July 2009 to February 2013, and has served as Executive Chairman since February 2013. Steel Holdings GP is the general partner of Steel Partners Holdings L.P. (“Steel Holdings”), a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. Mr. Lichtenstein is the Chairman and Chief Executive Officer of Steel Partners LLC (“Steel Partners”) and has been associated with Steel Partners and its affiliates since 1990. He has served as Chairman of the Board of Handy & Harman Ltd. (formerly known as WHX Corporation) (“HNH”), a NASDAQ-listed, Delaware corporation, since July 2005. Since March 2013, Mr. Lichtenstein has served as Chairman of the Board of ModusLink Global Solutions, Inc. (“ModusLink”), a NASDAQ company providing customized supply chain management services to the world’s leading high technology companies, and has served as the interim Chief Executive Officer of ModusLink since March 28, 2016. Mr. Lichtenstein has served as a director of Aerojet Rocketdyne Holdings, Inc., a NYSE-listed manufacturer of aerospace and defense products and systems with a real estate business segment, since March 2008 and has served as the Chairman of the Board since March 2013. He has served as a director of SL Industries, Inc. (“SL Industries”), a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment that is listed on NYSE Amex, since March 2010. He previously served as a director (formerly Chairman of the Board) of SL Industries from January 2002 to May 2008 and served as Chief Executive Officer from February 2002 to August 2005.

The Board has determined that Mr. Lichtenstein’s extensive experience in corporate finance, executive management, investing and his service as a director and advisor to a diverse group of public companies enable him to assist in the management of the Company.

Jack L. Howard has served as a member of our Board since 2007, and as Vice Chairman of our Board since May 2012 and principal executive officer since March 2013. Mr. Howard has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989. Mr. Howard has served as the President of Steel Holdings GP since July 2009 and has served as a director of Steel Holdings GP since October 2011. He also served as the Assistant Secretary of Steel Holdings GP from July 2009 to September 2011 and as Secretary from September 2011 to January 2012. He is the President of SP General Services LLC. He is the President of Steel Partners and has been associated with Steel Partners and its affiliates since 1993. Mr. Howard also co-founded Steel Partners II, L.P. in 1993, a private investment partnership that is now a wholly-owned subsidiary of Steel Holdings. Mr. Howard has served as a director of HNH since July 2005, Vice Chairman of the Board since March 2012 and principal executive officer since January 2013.  He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.

The Board has determined that Mr. Howard’s managerial and investing experience in a broad range of businesses over the past 28 years, as well as his service on the boards of directors and committees of both public and private companies, which includes serving on the board of directors of a well services company, enable him to effectively lead the management of the Company.

John J. Quicke has served as a member of our Board since 2007 and as our Interim President and Chief Executive Officer from January 2010 until March 2013. From March 2013 through December 2015, he was the President and Chief Executive Officer of Steel Energy Services Ltd. (“Steel Energy”), a subsidiary of the Company, and since December 2015, he has served as Chairman of Steel Energy. Mr. Quicke was a Managing Director and operating partner of Steel Partners, a subsidiary of Steel Holdings, a position he retired from in December 2015. Mr. Quicke was associated with Steel Partners and its affiliates from September 2005 until December 2015. Mr. Quicke served as a director, President and Chief Executive Officer of DGT Holdings Corp. from September 2009 to October 2012. Mr. Quicke has served as a director of Rowan Companies, plc, an offshore contract drilling company, since January 2009. Mr. Quicke has served as a director of Aviat since February 2015. He served as a director of JPS Industries, Inc. from May 2013 to February 2015. Mr. Quicke served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008. He served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from October 2006 to June 2007. Mr. Quicke served as a director of HNH from July 2005 to December 2010. Mr. Quicke served as a Vice President of HNH, a position he held between October 2005 and December 2015. Mr. Quicke served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, he was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company.

The Board has determined that Mr. Quicke’s extensive experience, including board service on nine public companies over 22 years, over 23 years of significant operating experience, which includes participation in acquisition and disposition transactions and prior experience as an executive with a well services company, as well as his financial and accounting expertise, enable him to assist in the effective management of the Company.

John Mutch has served as a member of our Board since 2007. Mr. Mutch is the founder and managing partner of MV Advisors LLC, a strategic block investment firm which provides focused investment and strategic guidance to small and mid-cap technology companies, since December 2005. Mr. Mutch served as the President, Chief Executive Officer and Chairman of the Board of BeyondTrust Software, a privately held security software company focused on privilege identity management solutions sold into the Global 2000 IT infrastructure market, October 2008 to January 2014. In March 2003, Mr. Mutch was appointed by the U.S. Bankruptcy court to the Board of Peregrine Systems. He assisted that company in a bankruptcy work-out proceeding and was named President and Chief Executive Officer in July 2003. Mr. Mutch ran Peregrine Systems operating the company under an SEC consent decree and successfully restructured the company culminating in a sale to Hewlett-Packard Company in December 2005. Previous to running Peregrine Systems, Mr. Mutch served as President, Chief Executive Officer and a director of HNC Software, an enterprise analytics software provider from July 1997 to August 2002. Before HNC Software, Mr. Mutch spent seven years at Microsoft Corporation in a variety of executive sales and marketing positions. Mr. Mutch previously served on the boards of Phoenix Technology, Adaptec Inc., Edgar Online, Aspyra, Overland Storage and Brio Software. He is currently a director at Agilysys, Inc., a provider of information technology solutions, since March 2009 and serves as Chairman of the Board of Aviat Networks.

The Board has determined that Mr. Mutch’s extensive experience in restructuring and building public technology companies enable him to assist in the effective management of the Company.

Gary W. Ullman has served as a member of our Board since 2011. Mr. Ullman has served as Chairman of WebFinancial Corporation, the predecessor entity of Steel Holdings, and Chairman of API Group plc since September 2015. He is also the Chief Executive Officer of Connies Naturals, a corporation that delivers pre-made food products to sports stadiums, theme parks and the military, and he has served in such capacity since 2003.  Mr. Ullman was also the Chief Executive Officer of the Intrapac Group, a producer of specialty packaging for the personal care and pharmaceutical industries, from 2003 until its sale in December 2011. From 1998 through 2003, Mr. Ullman served as President and Chief Executive Officer of Unitron Industries Ltd., a designer, manufacturer and distributor of hearing aids. From 1997 to 1998, Mr. Ullman was Chief Executive Officer of Fluid Packaging Co Inc., a contract manufacturer of pharmaceuticals and beauty products. Prior to 1996, Mr. Ullman served for 26 years in executive capacities, including President and Chief Executive Officer, of CCL Industries, Inc. and its affiliated entities. CCL Industries, Inc. is a manufacturer of consumer products, containers and labels.

The Board has determined that Mr. Ullman’s extensive executive experience, including the financial and accounting knowledge he gained during such service, as well as his turnaround experience, enable him to assist in the management of the Company.

Robert J. Valentine has served as a member of our Board since 2012. Mr. Valentine has served as the Executive Director of Athletics at Sacred Heart University since February 2013. Prior to that he was the manager of the Boston Red Sox for one year. Prior to that, he was an analyst for the Entertainment and Sports Programming Network (ESPN), a global cable television network focusing on sports-related programming, since 2009. Mr. Valentine previously managed the Chiba Lotte Marines, a professional Japanese baseball team, from 2004 to 2009, the New York Mets from 1996 to 2002 and the Texas Rangers from 1985 to 1992. He is also the owner of a chain of restaurants.

The Board has determined that Mr. Valentine’s extensive sports experience enables him to contribute to the development of the Company’s sports related business.

Non-Director Executive Officer

James F. McCabe, Jr. was appointed Chief Financial Officer in May 2013.  He has served as Senior Vice President of HNH since March 2007, and Chief Financial Officer of HNH since August 2008, and holds similar positions in substantially all of HNH’s subsidiaries.  Mr. McCabe has been the Chief Financial Officer of SPH Services, Inc. (“SPH Services”), a subsidiary of Steel Holdings and the parent of SP Corporate Services LLC (“SP Corporate”), since October 2011 and President since January 2012. He has served as President of SP Corporate since January 2012. Mr. McCabe served as President, Shared Services of HNH from March 2011 to December 2011. In addition, since October 2011, Mr. McCabe has served as the Chief Financial Officer of Steel Holdings GP and as an officer of certain of its affiliates. From July 2004 to February 2007, Mr. McCabe served as Vice President of Finance and Treasurer, Northeast Region, of American Water Works Company, a public water utility. From August 1991 to September 2003, he was with Teleflex Incorporated, a diversified global industrial company, where he served in senior management positions including President of Teleflex Aerospace, President of Sermatech International, Chief Operating Officer of Sermatech International, President of Airfoil Technologies International and Chief Financial Officer of Teleflex Aerospace.

The Board determined that, effective December 31, 2015, Leonard McGill, our Vice President, General Counsel and Secretary, was no longer deemed to be an executive officer.

Audit Committee

The members of our Audit Committee are John Mutch (Chair), Gary W. Ullman and Robert J. Valentine. While we are not currently subject to any corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the rules of the NASDAQ Stock Market (the “NASDAQ Market”), which include a series of objective tests, such as that a director may not be our employee or officer, and that the director has not engaged in various types of business dealings with us. Each of the members of our Audit Committee is “independent” as defined by the rules of the NASDAQ Market and meet the financial literacy requirements of the NASDAQ Market. Our Board has determined that each of Messrs. Mutch and Ullman qualifies as an “audit committee financial expert,” under applicable SEC rules and meets the NASDAQ Market financial sophistication requirement of having past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in each such director’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of each of Messrs. Mutch and Ullman with respect to certain accounting and auditing matters. The designation of “audit committee financial expert” does not impose upon Messrs. Mutch or Ullman any duties, obligations or liabilities that are greater than are generally imposed on any such director as a member of the Audit Committee and the Board, and each such director’s designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of the other members of our Audit Committee or the Board.

Stockholder Nominees

There have been no changes to the procedures by which our security holders may recommend nominees to our Board since the filing of our Definitive Proxy Statement on April 29, 2015 for our 2015 annual meeting of stockholders, which was held on May 28, 2015.

Code of Conduct

We maintain a Code of Business Conduct and Ethics, which incorporates our code of ethics that is applicable to all employees, including all officers, and our independent directors with regard to their Steel Excel-related activities. The Code of Business Conduct and Ethics incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC, and other public communications. In addition, it incorporates our guidelines pertaining to topics such as non-discrimination; fair competition and conflicts of interest. The full text of the Code of Business Conduct and Ethics is published on our website under “Investors – Corporate Governance” at www.steelexcel.com. We will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC, on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act, requires our directors and certain of our officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our officers who are required to file Section 16(a) forms and our directors, we believe that all Section 16(a) filing requirements were met during 2015 with the exception of a failure to file a Form 5 and one report on Form 4 filed by Mr. McGill reporting one late transaction.

Item 11.	Executive Compensation

Compensation Discussion & Analysis

Overview

This Compensation Discussion and Analysis section discusses our executive compensation philosophy, decisions and practices for 2015. As set forth in the Summary Compensation Table below, our named executive officers for 2015 were Jack L. Howard, Vice Chairman and principal executive officer, and James F. McCabe, Jr., Chief Financial Officer.  Mr. Howard also serves as a director, and his biographical information is included in Proposal 1- Election of Directors. Effective December 31, 2015, Leonard McGill, our Vice President, General Counsel and Secretary, ceased to be deemed an executive officer.

We entered into the Management Services Agreement, effective as of August 1, 2012, with SP Corporate, an affiliate of Steel Holdings which, together with its affiliates, owns approximately 60.8% of our outstanding shares of Common Stock as of March 28, 2016. Pursuant to the Management Services Agreement, as amended, SP Corporate provides us with the services of Jack L. Howard as our principal executive officer, James F. McCabe, Jr. as our Chief Financial Officer, and certain other employees and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services.

Notwithstanding the Management Services Agreement, we may elect to provide equity based compensation to our executive officers, key employees and other senior SP Corporate personnel providing services to us. We expect that we will make awards to provide equity based compensation after taking into account recommendations of SP Corporate. In February 2015, after considering the recommendation of SP Corporate, we awarded Messrs. Howard and McCabe 29,041 and 2,775 shares of restricted stock, respectively.

As the compensation of the Company’s named executive officers is provided by SP Corporate pursuant to the Management Services Agreement, the discussion that follows in this Compensation Discussion and Analysis relates only to certain discretionary equity compensation awards that have been made to all named executive officers. A description of the terms of the Management Services Agreement is set forth in Item 13 under the heading “Transactions with Related Persons-Certain Related Person Transactions”.

Compensation Philosophy

Historically, we have believed that the most effective compensation program is one that is designed to reward the achievement of our financial, strategic and corporate goals, and which aligns executives’ interests with those of our stockholders. At our 2015 Annual Meeting of Stockholders, our stockholders expressed their support of our executive compensation programs designed to achieve this objective, with approximately 99% of votes cast approving our executive compensation.

Following our entry into the Management Services Agreement, we pay a fixed fee to SP Corporate for the services of all of our executive officers, and SP Corporate is responsible for our executive officers’ compensation. The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and Steel Excel. We believe that this arrangement is beneficial to our stockholders because we can obtain executive officer, management and other necessary services under the Management Services Agreement that are tailored to our needs for a fixed fee, without the need to maintain benefit and other programs for the executives and other personnel performing such services. Additionally, we believe that any equity awards that we determine to award our executive officers will directly align their interests with our stockholders. For a description of the Management Services Agreement, including the services available to us thereunder, see “Transactions with Related Persons-Certain Related Person Transactions”.

Role of the Compensation Committee

Historically, the Compensation Committee ensured that our executive compensation and benefits program were consistent with our compensation philosophy and our corporate governance guidelines. Additionally, the Compensation Committee reviewed our overall compensation strategy at least annually to ensure that it promotes stockholder interests, supports our strategic and tactical objectives and provides for appropriate rewards and incentives for our named executive officers.

Upon entering into the Management Services Agreement, the Compensation Committee no longer plays a role in determining the cash compensation of our executive officers, as they are compensated directly by SP Corporate. However, the Compensation Committee may determine to provide equity based compensation to our executive officers, but expect to do so after taking into account the recommendations of SP Corporate.

In the event that SP Corporate did not provide the services of our executive officers, then the Compensation Committee would again be responsible for developing and implementing compensation programs for our executive officers that are consistent with such philosophy.

Accounting and Tax Implications of Our Compensation Policies

In designing our compensation programs, the Compensation Committee considers the financial accounting and tax consequences to us, as well as the tax consequences to employees. We account for equity compensation paid to our employees under the accounting guidance related to stock-based compensation, which requires us to estimate and record an expense over the service period of the award. The stock-based compensation cost of our equity awards is considered by management as part of its equity grant recommendations to the Compensation Committee.

Section 162(m) places a limit of $1 million on the amount of compensation that we may deduct for income tax purposes in any one year with respect to our principal executive officer and certain other of our most highly compensated executive officers. This limitation does not apply to compensation that is considered performance-based under applicable tax rules. In the past several years, we have not awarded any performance-based compensation to our executive officers, as none of such officers has exceeded $1 million in annual compensation paid by the Company. Instead, we have issued time-based RSUs and restricted stock awards. However, the Compensation Committee retains the right to grant performance-based compensation in the future if it deems appropriate.

2015 Compensation to our Named Executive Officers

On August 1, 2012, the Management Services Agreement became effective. Pursuant to this agreement, SP Corporate provides the services of our named executive officers, along with other services, for which the annual fee payable to SP Corporate was adjusted to $8,150,000 effective October 1, 2014.  In 2015, we paid $8,150,000 to SP Corporate for such services.

With respect to the cash compensation of Messrs. McCabe, Quicke (through April 4, 2013) and Zorko (through May 7, 2013), SP Corporate has informed us that it cannot identify the portion of the compensation paid to our executive officers for service to us as it does not compensate its employees specifically for such service. Mr. Howard’s services are provided pursuant to the Management Services Agreement, although he is not compensated by SP Corporate for such services. As a result, such information is not included in the Summary Compensation Table or other compensation tables. However, information regarding the discretionary equity awards granted to Messrs. Howard, McCabe, Quicke and Zorko is included in the Summary Compensation Table.

After taking into account the recommendation of SP Corporate, the Compensation Committee made discretionary equity awards of 29,041 and 2,775 shares of restricted stock to Messrs. Howard and McCabe, respectively, under our 2004 Equity Plan. This award is subject to transfer restrictions and risk of forfeiture until it vests.

Compensation Risk Assessment

The Compensation Committee reviewed our employee compensation policies and practices and determined that such policies and practices, taken as a whole, are not likely to have a material adverse effect on us. The Compensation Committee considered that it is SP Corporate’s obligation to compensate our employees who would likely be in a position to engage in speculative behavior on our behalf. As such employees are furnished to us on a non-exclusive basis, and as indicated by SP Corporate, are not specifically compensated for their services to us, the risk of their compensation creating an incentive to engage in behavior that would jeopardize the Company is significantly lessened. The Compensation Committee does not believe that the discretionary equity awards made to Mr. McCabe have led to excessive risk taking by the recipients based upon the fact that these awards were granted in the Compensation Committee’s discretion during 2015 at the recommendation of SP Corporate, are not performance based, but instead, are service based. The Compensation Committee intends to focus on any further equity awards recommended to be awarded by SP Corporate for purposes of determining whether such awards may lead to excessive risk taking.

Executive Compensation Tables

Summary Compensation Table

The following table provides information regarding the compensation paid by us to (a) Mr. Howard, our principal executive officer since March 2013, (b) Mr. McCabe, our Chief Financial Officer since May 2013, (c) Mr. Zorko, our Chief Financial Officer until May 7, 2013, and (d) Mr. Quicke, our Interim President and Chief Executive Officer until April 4, 2013. We refer to these individuals as the “named executive officers.”
Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Total Compensation ($)
(a)	(b)	(c)	(e)		(j)
Jack. L. Howard	2015	$—(2)	$747,484	(3)	$747,484
Principal Executive Officer	2014	$—(2)	$81,650	(3)	$81,650
	2013	$—(2)	$638,500	(3)	$638,500
James F. McCabe, Jr.	2015	$—(2)	$66,600	(4)	$66,600
Chief Financial Officer and Senior Vice President	2014	$—(2)	$74,343	(4)	$74,343
	2013	$—(2)	$59,400	(4)	$59,400
Mark A. Zorko	2013	$—(2)	$—		$—
Chief Financial Officer until May 7, 2013
John J. Quicke	2013	$—(2)	$281,625	(5)	$281,625
Interim President and Chief Executive Officer until April 4, 2013; Chief Executive Officer of Steel Energy after April 4, 2013
_______________
(1)
The amounts shown in these columns do not reflect dollar amounts actually received by the named executive officer. Instead, these amounts reflect the grant date fair value for awards granted, which was determined pursuant to Accounting Standards Codification Topic 718 and do not reflect the value the named executive officer has actually realized or will realize from the awards. See Note 15 to the Company’s consolidated financial statements in the Annual Report for a description of the assumptions that the Company used to determine the fair value of the awards.

(2)
The total fees paid by the Company to SP Corporate for services pursuant to the Management Services Agreement were $8,150,000 in 2015, $8,037,500 in 2014 and $3,600,000 in 2013. Pursuant to the Management Services Agreement, SP Corporate was responsible for compensating Mr. McCabe for his service to us in 2015, 2014 and 2013.  SP Corporate was responsible for compensating each of Messrs. Zorko and Quicke for their service to us in 2013. Mr. Howard’s services are provided pursuant to the Management Services Agreement.

(3)	Equity awards granted to Mr. Howard who is a director and which are also reflected in “Director Compensation” below.

(4)
Represents awards in 2015, 2014 and 2013 of 2,775 shares, 2,270 shares and 2,200 shares, respectively, of restricted stock from our 2004 Equity Plan in order to directly align his interest with our stockholders.

(5)	Equity awards granted to Mr. Quicke who is a director and which are also reflected in “Director Compensation” below.

Grants of Plan-Based Awards

The following table provides certain information with respect to awards and stock options that were made to named executive officers during 2015:

Grants of Plan-Based Awards
		Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Grant Date Fair Value of Stock and Option Awards
Jack L. Howard (1)	2/4/2015	29,041	29,041	29,041	$696,984
	5/28/2015	2,500	2,500	2,500	$50,500
James F. McCabe, Jr. (2)	2/4/2015	2,775	2,775	2,775	$66,600

(1)
Equity awards granted to Mr. Howard vest one year from the date of grant, in certain cases, or the date on which he ceases to be a member of the Board for any reason. Equity awards granted to Mr. Howard are also reflected in “Director Compensation” below.

(2)	Equity award granted to Mr. McCabe vests over a three-year period, with 33% vesting after each of the first two years and 34% vesting after the third year.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to unexercised stock options and unvested restricted stock and RSUs held by our named executive officers as of December 31, 2015.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack L. Howard (1)	3,250 1,250 1,250 1,250	— — — —	$32.80 $28.40 $32.90 $29.30	2/7/2018 10/23/2018 12/16/2019 12/7/2020	31,541 (2)	463,968 (4)	—	—
James F. McCabe	—	—	—	—	5,044 (3)	74,197 (4)	—	—

(1)	Equity awards granted to Mr. Howard who is a director and which are also reflected in “Director Compensation” below.

(2)	Represents 29,041 shares of restricted stock that vested on March 15, 2015, and 2,500 restricted stock units that vest on May 28, 2016.

(3)
Represents (a) 748 shares of restricted stock that vested on April 8, 2016, (b) 1,521 shares of restricted stock, of which 749 shares vested on March 20, 2016, and 772 shares vest on March 20, 2017, and (c) 2,775 shares of restricted stock, of which 916 shares vested on March 15, 2016, 916 shares vest on March 15, 2017 and 943 shares vest on March 15, 2018.

(4)
The market value of these shares is determined by multiplying the number of shares by $14.71, which was the closing price for our shares of Common Stock on the NASDAQ Capital Market on December 31, 2015, the last trading day of 2015. This amount does not reflect a dollar amount actually received by the named executive officers.

Option Exercises and Stock Vested

The following table provides information regarding the vesting of restricted stock during 2015 for each of our named executive officers.

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)
Jack L. Howard (1)	2,500	49,250
James F. McCabe, Jr.	1,475	33,173
(1)		Equity awards granted to Mr. Howard who is a director and which are also reflected in “Director Compensation” below.

Potential Payments upon Termination or Change-in-Control

Each of Messrs. Howard and McCabe serve as executive officers of the Company pursuant to the Management Services Agreement, and are not directly employed by us. As such, the only potential payments that any such individuals may receive as a result of termination of their service as our executive officers is pursuant to the acceleration of vesting of their equity awards under our 2004 Equity Plan under the conditions described below.

Messrs. Howard and McCabe held 31,541 and 5,044 shares of restricted stock, respectively, at December 31, 2015 awarded under the 2004 Equity Plan. In the event that (i) a merger or sale of our assets occurred on December 31, 2015, and the acquiring company did not assume the obligations for the restricted stock of Messrs. Howard or McCabe, or (ii) on December 31, 2015, Messrs. Howard or McCabe died, became disabled or their status as an executive officer was terminated without “cause” (as defined in their restricted stock award agreements), then their respective restricted stock would immediately vest, and the value attributed to such immediate vesting for Messrs. Howard and McCabe would have been $463,968 and $74,197, respectively (which value is calculated based upon the number of shares of restricted stock at December 31, 2015, multiplied by $14.71, which was the closing market price of our shares of Common Stock on the NASDAQ Capital Market on December 31, 2015).

Director Compensation

Overview

Our non-employee directors receive a combination of cash and equity compensation for serving on our Board. In addition, we reimburse our directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Cash Compensation

Under our cash compensation policy for our non-employee directors (the “Compensation Policy”), directors were eligible to receive the following cash consideration: (1) an annual cash retainer of $50,000, paid at the rate of $12,500 at the beginning of each fiscal quarter, (2) if in excess of eight board meetings are held in any year, then additional meeting fees would be payable at the rate of $2,000 per meeting; provided, however, that the Chairman of the Board may designate a given meeting as a $1,000-reduced-fee meeting. In addition to the above compensation, (1) the non-executive Chairman is to receive an annual retainer of $15,000 per year, and (2) the Chairmen of the Audit, Compensation and Governance and Nominating Committees are each to receive an annual retainer of $15,000, $10,000, $5,000, respectively, and other members of such committees are to receive one-half of the retainer that the Chairman of such committee was entitled to. Members of the Investment Committee do not receive cash compensation for such service.

Equity Compensation

Our 2006 Director Plan is a “discretionary” plan and does not provide for automatic granting of options and other equity awards to our non-employee directors. Instead, our Board approves specific grants of equity awards. Our compensation practice for non-employee directors provides for an initial award of options to purchase 3,250 shares of our Common Stock and an award of RSUs, representing 1,625 shares of Common Stock upon becoming a member of our Board. The option grant and shares subject to the RSU vest 33.33% on the one-year anniversary of service with us and quarterly thereafter at 8.33% and are fully vested at the end of three years. Continuing directors receive an RSU representing 2,500 shares of Common Stock, which vest on the earlier of the applicable date the director ceases to be a member of our Board or on the one year anniversary of the date of grant. Initial and continuing director awards are typically made on the date of our annual meeting of stockholders. Equity awards and vesting schedules are subject to change by the Compensation Committee with approval by the Board.

Director Compensation

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2015. Other than as set forth in the table and the footnotes thereto and in the narrative above, we did not pay any fees, make any equity or non-equity awards, or pay any other compensation to our directors during 2015.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)		Total ($)
Warren G. Lichtenstein	$67,500	$921,724	(3)	$989,224
Jack L. Howard	$60,000	$747,484	(4)	$807,484
John Mutch	$67,500	$155,044	(5)	$222,544
John J. Quicke	$50,000	$311,860	(6)	$361,860
Gary W. Ullman	$67,500	$155,044	(5)	$222,544
Robert J. Valentine	$58,750	$155,044	(5)	$213,794

(1)
Represents the grant date fair value of the award calculated in accordance with ASC Topic 718. See Note 15 to our consolidated financial statements in the Annual Report for details as to the assumptions used to determine the fair value of the awards.

(2)
The below table sets forth the number of shares of restricted stock, and shares subject to RSUs, stock options or SARs held by each of the persons serving as directors at December 31, 2015. Of the below listed directors, only Messrs. Howard and Quicke held SARs at December 31, 2015. Of the 7,000 shares indicated as subject to Options or SARs with respect to Messrs. Howard and Quicke, 3,250 of such shares of Common Stock each are subject to SARs that will settle in cash upon exercise of the SARs.

Name	Shares of Restricted Stock or Restricted Stock Unit Awards	Number of Shares Subject to Options or SARS
Warren G. Lichtenstein	38,801	28,250
Jack L. Howard	31,541	7,000
John Mutch	6,856	7,000
John J. Quicke	13,390	7,000
Gary W. Ullman	6,856	3,250
Robert J. Valentine	6,856	3,250

(3)
Includes a grant of an RSU representing 2,500 shares of stock awarded on May 28, 2015 with a grant date fair value of $50,500 and an additional grant of 36,301 shares of restricted stock awarded on February 4, 2015 with a grant date fair value of $871,224.

(4)
Includes a grant of an RSU representing 2,500 shares of stock awarded on May 28, 2015 with a grant date fair value of $50,500 and an additional grant of 29,041 shares of restricted stock awarded on February 4, 2015 with a grant date fair value of $696,984.

(5)
Includes a grant of an RSU representing 2,500 shares of stock awarded on May 28, 2015 with a grant date fair value of $50,500 and an additional grant of 4,356 shares of restricted stock awarded on February 4, 2015 with a grant date fair value of $104,544.

(6)
Includes a grant of an RSU representing 2,500 shares of stock awarded on May 28, 2015 with a grant date fair value of $50,500 and an additional grant of 10,890 shares of restricted stock awarded on February 4, 2015 with a grant date fair value of $261,360.

Compensation Committee Report

The members of the Compensation Committee noted below have reviewed and discussed the Compensation Discussion and Analysis section set forth above with management and, based on such review and discussion, the members of the Compensation Committee noted below recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE

Gary W. Ullman, Chair
Jack L. Howard
Robert J. Valentine

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Gary W. Ullman (Chair), Jack L. Howard and Robert J. Valentine. None of the members of our Compensation Committee during 2015 served as an officer or employee of Steel Excel or was formerly an officer of Steel Excel (other than Mr. Howard, who was our principal executive officer for 2015). Mr. Howard serves on the board of Steel Holdings GP, as to which Mr. Howard and Mr. Lichtenstein are executive officers. Otherwise, none of our executive officers during 2015 served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Mr. Howard is an affiliate of Steel Holdings, which holds approximately 60.8% of our outstanding Common Stock as of March 28, 2016. For a description of certain related party transactions between the Company and each of Steel Holdings and its affiliates, and an affiliate of Mr. Howard, see Item 13 - “Transactions with Related Persons – Certain Related Party Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 regarding equity awards under our 2004 Equity Plan, 2006 Director Plan, and any amendments to such plans:

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	70,750	$23.75	1,767,429 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	70,750	$23.75	1,767,429

(1)
Of these shares, approximately 1,386,452 shares are available for issuance under our 2004 Equity Plan, which permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock, stock awards and RSUs, and approximately 380,977 shares remain available for issuance under our 2006 Director Plan of which a maximum of 27,375 shares may be issued as restricted stock or RSUs.

Stock Ownership of Principal Stockholders and Management

The following table presents certain information regarding the beneficial ownership of our Common Stock as of March 28, 2016, by (a) each beneficial owner of 5% or more of our outstanding Common Stock known to us, (b) each of our directors and our director nominees, (c) each of our “named executive officers” and (d) all of our current directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on 10,866,679 shares of our Common Stock outstanding as of March 28, 2016. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our Common Stock. Unless otherwise indicated in the footnotes to the table below, each beneficial owner listed below maintains a mailing address of c/o Steel Excel Inc., 1133 Westchester Avenue, Suite N222, White Plains, New York 10604.

The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of Common Stock over which the stockholder has sole or shared voting or investment power and those shares of Common Stock that the stockholder has the right to acquire within 60 days after March 28, 2016, including through the exercise of an option or vesting of a restricted stock unit, or “RSU”. The “Percentage of Shares Outstanding” column treats as outstanding all shares underlying options that are exercisable within 60 days after March 28, 2016, or vesting of an RSU held by the directors and named executive officers individually and as a group, but not shares underlying equity awards that are exercisable by other stockholders.

	Steel Excel Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares(1)	Percentage of Shares Outstanding
Directors and Named Executive Officers:
Jack L. Howard	46,743	*
Warren G. Lichtenstein	100,426	*
James F. McCabe, Jr. (2)	5,443	*
John Mutch	24,906	*
John J. Quicke	49,015	*
Gary W. Ullman	21,981	*
Robert J. Valentine	19,481	*
Directors and executive officers as a group (7 persons)	267,995	2.5%
5% Stockholders:
SPH Group Holdings, LLC (3)	6,611,799	60.8%
Dimensional Fund Advisors, L.P. (4)	817,414	7.5%
GAMCO Investors, Inc. et al (5)	1,381,829	12.7%
Wells Fargo & Company (6)	903,161	8.3%

*	Less than 1% ownership.

(1)	Includes the following shares that may be acquired upon exercise of stock options granted under our equity incentive plans:

Name	Number of Shares Subject to Options or Restricted Stock Units
Jack L. Howard	7,000
Warren G. Lichtenstein	28,250
James F. McCabe, Jr.	--
John Mutch	7,000
John J. Quicke	7,000
Gary W. Ullman	3,250
Robert J. Valentine	3,250

(2)
Includes: (a) 772 unvested shares of restricted stock issued as of March 20, 2014, pursuant to the 2004 Equity Incentive Plan, which currently have voting rights and will vest on March 20, 2017; and (b) 1,859 unvested shares of restricted stock issued as of February 4, 2015, pursuant to the 2004 Equity Incentive Plan, which currently have voting rights and will vest in approximately equal installments on each of March 15, 2017 and 2018.

(3)
Based on information contained in Amendment No. 39 to the Schedule 13D filed on February 17, 2016, SPH Group Holdings, LLC (“SPHG Holdings”) directly owns 6,611,799 shares of the Company's common stock. SPH Group LLC (“SPHG”) is the sole member of SPHG Holdings and Steel Holdings owns 99% of the membership interests of SPHG. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Steel Holdings, SPHG and Steel Holdings GP disclaim beneficial ownership of the shares owned by SPHG Holdings except to the extent of their pecuniary interest therein. SPHG Holdings’ address is 590 Madison Avenue, 32 Floor, New York, New York 10022.

(4)
Based solely on information contained in Amendment No. 8 to the Schedule 13G filed by Dimensional Fund Advisors, L.P. a Delaware limited partnership (“Dimensional”) with the SEC on February 9, 2016. Dimensional reported that it had sole voting power with respect to 814,664 shares and sole dispositive power with respect to 817,414 shares. In its filing, Dimensional states that it is an investment adviser under Section 203 of the Investment Advisers Act of 1940, which furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts (these investment companies, trusts and accounts are collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser and/or manager to certain Funds.  In its role as investment adviser, sub-adviser and/or manager, neither Dimensional nor its subsidiaries possesses voting and/or investment power over the shares held by the Funds. However, all shares reported are owned by the Funds. Dimensional, on behalf of itself and its subsidiaries, disclaims beneficial ownership of the shares. Dimensional’s address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(5)
Based solely on information contained in Amendment No. 10 to the Schedule 13D filed by GAMCO Investors, Inc. et al with the SEC on February 23, 2016. GAMCO Asset Management Inc. reported that it had sole voting and dispositive power with respect to 643,858 shares. Gabelli Funds, LLC reported that it had sole voting and dispositive power with respect to 242,000 shares. GGCP, Inc. reported that it had sole voting and dispositive power with respect to 5,000 shares. Teton Advisors, Inc. reported that it had sole voting and dispositive power with respect to 481,771 shares. Associated Capital Group, Inc. reported that it had sole voting and dispositive power with respect to 9,200 shares. The address of these parties other than GGCP is One Corporate Center, Rye, New York 10580-1435. The address of GGCP is 140 Greenwich Avenue, Greenwich, CT 06830.

(6)
Based solely on information contained in the Schedule 13G filed by Wells Fargo & Company et al with the SEC on January 29, 2016. Wells Fargo & Company reported that it had shared voting and dispositive power with respect to 903,161 shares. Wells Capital Management Incorporated reported that it had shared voting and dispositive power with respect to 850,961 shares. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104. The address of Wells Capital Management Incorporated is 525 Market St, 10th Floor, San Francisco, CA 94105.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Related-Person Transactions Policy and Procedures

Any related-person transactions, excluding compensation (whether cash, equity or otherwise), which is delegated to the Compensation Committee, involving one of our directors or executive officers, must be reviewed and approved by the Audit Committee or another independent body of the Board. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. Related persons include any of our directors or executive officers, certain of our stockholders and their immediate family members. To identify any related person transactions, each year, we require our directors and executive officers to complete questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest. In addition, the Governance and Nominating Committee determines, on an annual basis, which members of our Board meet the definition of “independent” as defined in the rules of the NASDAQ Market, and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Certain Related Person Transactions

Management by Affiliates of Steel Holdings

As of March 28, 2016, Steel Holdings and its affiliates beneficially owned 6,611,799 shares of the Company’s Common Stock, representing approximately 60.8% of our outstanding shares of Common Stock. The power to vote and dispose of the securities held by Steel Holdings and its affiliates is controlled by Steel Holdings GP. Warren G. Lichtenstein, Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Certain other affiliates of Steel Holdings GP hold positions with the Company, including Jack L. Howard as principal executive officer and Vice Chairman and James F. McCabe, Jr. as Chief Financial Officer.

Management Services Agreement

On August 1, 2012, we entered into the Amended Management Services Agreement with SP Corporate (as amended, the “Management Services Agreement”). SP Corporate is an affiliate of Steel Holdings. Warren Lichtenstein, our Chairman of the Board, is the Chief Executive Officer of SP Corporate, Jack Howard, our principal executive officer and Vice Chairman of the Board, is Senior Vice President of SP Corporate, and James F. McCabe, Jr., our Chief Financial Officer, is President of SP Corporate. Under the Management Services Agreement, as amended, SP Corporate furnishes the services of Jack L. Howard as our principal executive officer, and James F. McCabe, Jr. as our Chief Financial Officer. Additionally, SP Corporate has agreed to furnish to us personnel to perform additional services, which include, without limitation:

•	legal, tax accounting, treasury, environmental health and safety, human resources, marketing and investor relations;

•	additional executive services;

•	international business services;

•	information technology services; and

•	preparation of our reports for filing with the SEC, to the extent required.

Performance of services under the Management Services Agreement by SP Corporate and its personnel are subject to the oversight of our Audit Committee, and the authority of SP Corporate and its personnel to incur any obligation or enter into any transaction is subject to the prior approval of the Audit Committee or a prior written delegation of authority of the Audit Committee delivered to SP Corporate.

Messrs. Howard and McCabe, as well as the persons that will render the above functions to the Company are made available to us on a non-exclusive basis. However, pursuant to the terms of the Management Services Agreement, all such persons are required to devote such time and effort as is reasonably necessary to fulfill the statutory and fiduciary duties applicable to them in performing such services.

Under the Management Services Agreement, the annual fee payable to SP Corporate was adjusted to $8,150,000 effective October 1, 2014, and in 2015 we paid $8,150,000 to SP Corporate.  This amount is subject to review and adjustment by agreement between ourselves and SP Corporate for periods commencing in 2015 and beyond. Additionally, we reimburse SP Corporate and its affiliates for all reasonable and necessary business expenses incurred on our behalf in connection with the performance of the services under the Management Services Agreement. During 2015, we reimbursed SP Corporate and its affiliates an aggregate of approximately $833,000 for business expenses incurred on our behalf pursuant to the Management Services Agreement.

The Management Services Agreement provides that we are to indemnify and hold harmless SP Corporate and its affiliates and employees (other than the person serving as our principal executive officer, Chief Financial Officer and other persons that may be furnished as officers to us by SP Corporate to perform the above services (the “Designated Persons”)) from any claims or liabilities by a third party in connection with activities or the rendering of services under the Management Services Agreement. Pursuant to the Management Services Agreement, we expect to enter into our customary indemnification agreement with the Designated Persons.

The Management Services Agreement has a term of one year, which shall renew for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of termination fees to SP Corporate. The Management Services Agreement was amended effective March 9, 2016 to have SPH Services furnish the services to the Company.

Our Audit Committee approved the entry into the Management Services Agreement. The Audit Committee concluded that the engagement of SP Corporate provides a cost effective solution to the Company for obtaining executive and other necessary services. The services provided under the Management Services Agreements were formerly provided by employees of the Company who were terminated following the sale or wind down of our historical businesses or who became employees of SP Corporate. In negotiating and approving the Management Services Agreement, our Audit Committee, consisting of our “independent” directors as defined by the rules of the NASDAQ Market, considered such issues as the scope of the services to be provided by SP Corporate to the Company, the pricing of any arrangement with SP Corporate and the limits of authority for the outsourced personnel.

Equity Grants to SP Corporate Employees

During 2015, we awarded 68,030 shares of restricted stock in the aggregate to personnel of SP Corporate and its affiliates providing services to us. This amount includes awards of 29,041, 10,890 and 2,775 shares of restricted stock to Messrs. Howard, Quicke and McCabe, respectively. Our Compensation Committee approved this award after taking into account the recommendation of SP Corporate. In addition, each of Messrs. Howard and Quicke received a RSU for 2,500 shares of Common Stock in their capacity as directors pursuant to the policy of RSU grants to all Board members following each annual meeting of stockholders.

Deposits at WebBank

During 2015, we closed an account in which we previously held short-term deposits at WebBank, an affiliate of Steel Holdings. During 2015 we recorded interest income of approximately $39,000 from such deposits.

Securities Transactions Through Mutual Securities

We use several firms to execute trades of our marketable securities and certain of our other investments.  We use Mutual Securities, Inc. ("Mutual Securities"), to execute certain trades, including repurchases of the Company's common stock.  Jack Howard, our principal executive officer, is a registered principal of Mutual Securities and receives commission payments from Mutual Securities after deductions for fees and expenses.  In 2015, we paid approximately $109,000 in commissions to Mutual Securities.

Director Independence

The Board has undertaken its annual review of director independence. During this review, the Board considered all transactions and relationships between each current director and nominee for director or any member of such person’s immediate family and the Company, and its subsidiaries and affiliates. The purpose of this review is to determine whether any relationship or transaction is considered a “material relationship” that would be inconsistent with a determination that a director is independent. In assessing the independence of our directors, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Listing Rules, including NASDAQ Listing Rule 5605(a)(2), which includes a series of objective tests, such as that a director may not be our employee or officer, and that the director has not engaged in various types of business dealings with us. The Board affirmatively determined that, of our current directors and director nominees, Messrs. Mutch, Ullman and Valentine qualify as “independent” in accordance with the rules of the NASDAQ Listing Rules.

Item 14.	Principal Accountant Fees and Services

The following table presents information regarding the fees estimated and billed by BDO for the 2015 and 2014 fiscal years.

Nature of Services	2015 Fiscal Year	2014 Fiscal Year
Audit Fees	$489,452	$504,900
Audit-Related Fees	$42,000	$41,500
Total Fees	$531,452	$546,400

Audit Fees. This category includes professional services rendered for the audit of our Consolidated Financial Statements included in our Annual Report, review of our Unaudited Condensed Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q and services that were provided in connection with statutory or regulatory filings or engagements.

Audit-Related Fees. This category includes professional services rendered for the audit of the financial statements of a subsidiary of the Company.

Audit Committee Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by a company’s principal accountants be approved in advance by the Audit Committee of the Board, subject to a de minimis exception set forth in the SEC rules (the “De Minimis Exception”). Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the audit-related or non-audit services described above were performed pursuant to the De Minimis Exception. In fiscal 2015 and 2014, the Audit Committee followed SEC guidelines in approving all services rendered by BDO.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits:

The following documents are filed as part of this Amendment, and they supplement the exhibits filed and furnished with the Original Filing:

Exhibit #	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steel Excel Inc.

By:	/s/ Jack L. Howard
Jack L. Howard
Vice Chairman
Date:	April 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

By:	/s/ Jack L. Howard	Vice Chairman
	Jack L. Howard	(Principal executive officer)
Date:	April 21, 2016

By:	/s/ James F. McCabe, Jr.	Chief Financial Officer
	James F. McCabe, Jr.	(Principal financial officer)
Date:	April 21, 2016

By:	/s/ Warren G. Lichtenstein	Chairman of the Board
Warren G. Lichtenstein
Date:	April 21, 2016

By:	/s/ John J. Quicke	Director
John J. Quicke
Date:	April 21, 2016

By:	/s/ John Mutch	Director
John Mutch
Date:	April 21, 2016

By:	/s/ Gary Ullman	Director
Gary Ullman
Date:	April 21, 2016

By:	/s/ Robert Valentine	Director
Robert Valentine
Date:	April 21, 2016